Form 10QSB
period 1995-12-31
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1996-05-30
CIK 898630

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER, 1995
                           Commission File No. 0-21852
                       ----------------------------------

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
        (Exact name of small business issuer as specified in its charter)



               Delaware                                    94-3174941
    (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification Number)



        1265 Naperville Drive, Romeoville, Illinois 60446 (708) 759-7666 (Address and telephone number of registrant's principal executive offices)

                       ----------------------------------


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                      YES |_|                NO |X|



As of May 24, 1996 the Registrant had outstanding 7,610,026 shares of common stock.

                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC..
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1995

                                      INDEX


PART I...............................................................................................    1
         Item 1.  Financial Statements...............................................................    1
                  Condensed Consolidated Balance Sheet...............................................    1
                  Condensed Consolidated Statement of Operations.....................................    3
                  Condensed Consolidated Statements of Cash Flows....................................    4
                  Notes to Condensed Consolidated Financial Statements...............................    5
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................   10

PART II..............................................................................................   14
         Item 1.  Legal Proceedings..................................................................   14
         Item 2.  Changes in Securities..............................................................   14
         Item 3.  Defaults Upon Senior Securities....................................................   14
         Item 4.  Submission of Matters to a Vote of Security Holders................................   14
         Item 5.  Other Information and Subsequent Events............................................   14
         Item 6.  Exhibits and Reports on Form 8-K...................................................   14

Signatures..........................................................................................    15



                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                                        December 31,        September 30,
                                                                            1995                1995
                                                                     -------------------  ------------------
Current Assets:
   Cash and cash equivalents                                                 $        -       $          -
   Accounts receivable, less allowance for doubtful
         accounts of $349,136                                                 1,072,691            995,665
   Inventory, less valuation allowance of $150,000                            2,280,769          2,545,940
   Prepaid expenses and other assets                                             74,104             28,296
                                                                     -------------------  ------------------
      Total current assets                                                    3,427,564           3,569,901
                                                                     -------------------  ------------------
Property and equipment, at cost:
   Furniture and equipment                                                      601,034             599,307
   Automobiles and trucks                                                       119,193             119,193
   Leasehold improvements                                                       109,408             109,408
                                                                     -------------------  ------------------
                                                                                829,635             827,908
   Less: Accumulated depreciation and amortization                              540,788             515,042
                                                                     -------------------  ------------------

      Total property and equipment                                              288,847             312,866
                                                                     -------------------  ------------------
Other assets:
   Deposits                                                                      28,298              28,298
   Intangible assets, net of accumulated amortization of
     $463,171 and $382,019                                                    2,515,724           2,596,875
                                                                     -------------------  ------------------
      Total other assets                                                      2,544,022           2,625,173
                                                                     -------------------  ------------------
      Total assets                                                      $     6,260,433     $     6,507,940
                                                                     ===================  ==================



                          The accompanying notes are an
                       integral part of these statements.

                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC..

                            CONDENSED BALANCE SHEETS

                                   (Continued)

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,        September 30,
                                                                                  1995                1995
                                                                           -------------------  ------------------
Current liabilities:
   Bank overdrafts                                                                 $  117,177       $     251,078
   Current portion of long-term debt                                                  322,758             324,660
   Accounts payable                                                                 2,121,391           2,070,526
   Notes payable to bank                                                            4,396,126           4,396,126
   Current portion of capitalized lease obligations                                    22,117              14,687
   Deposits                                                                            24,243              24,243
   Accrued liabilities                                                                666,679             666,346
   Notes payable to related parties                                                   461,654             207,679
                                                                                     --------            -------

      Total current liabilities                                                     8,132,145           7,955,345
                                                                                   ----------          ---------

Long-term debt:
   Long-term debt, less current portion                                               371,228             378,128
   Capitalized lease obligations, less current portion                                 43,071              53,186
                                                                                      -------             ------

      Total long-term debt                                                            414,299             431,314
                                                                                     --------            -------
      Total liabilities                                                             8,546,444           8,386,659
                                                                                   ----------          ---------
Stockholders' equity (deficit):
   Common stock: $0.001 par value; authorized 25,000,000
    7,672,525 and 7,656,025 shares issued and outstanding
     at December 31, 1995 and September 30, 1995.                                      7,673               7,656
   Additional paid-in capital                                                      8,252,378           8,240,020
   Accumulated deficit                                                           (10,546,062)        (10,126,395)
                                                                           ----- ------------   -----------------
      Total stockholders' equity (deficit)                                        (2,286,011)         (1,878,719)
                                                                           ------------------   -----------------
      Total liabilities and stockholders' equity (deficit)                       $ 6,260,433         $ 6,507,940
                                                                           ===================  ==================


                        The accompanying notes are an
                       integral part of these statements.

                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC..

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                 For the three months ended
                                                                          December 31,
                                                       ----------------------------------------------
                                                                    1994                   1995
                                                                    ----                   ----
                                                                (as restated-
                                                                 See Note 2)

Sales                                                          $  4,802,793             $  2,375,683

Less:
  Cost of Sales                                                   3,976,672                1,834,676
  Selling, general and administrative expenses                    1,698,840                  805,573
  Inventory loss                                                    770,033
  Restructuring charge                                              430,525                        -
                                                       ---------------------    ---------------------
Income (loss) from operations                                    (2,073,277)                (264,566)
                                                       ---------------------    ---------------------

Other income (expenses):
   Interest income                                                   7,410                        -
   Interest expense                                               (144,382)                (155,099)
   Other income (expense)                                             (617)                        -
                                                       ---------------------    ---------------------
      Other income, net                                           (137,589)                (155,099)
                                                       ---------------------    ---------------------

Net income (loss)                                             $ (2,210,866)                (419,665)
                                                       =====================    =====================
Loss per common share:
   Net Loss                                                   $      (0.62)            $      (0.05)
                                                       =====================    =====================

   Weighted average number of common
       shares outstanding                                        3,539,922                7,668,400
                                                       =====================    =====================




                          The accompanying notes are an
                        integral part of these statments.

                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC..

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                              For the three months ended
                                                                                       December 31,
                                                                        ------------------------------------------
                                                                               1994                   1995
                                                                               ----                   ----
                                                                            (as restated-
                                                                             See Note 2)
Cash flows from operating activities:
   Net income (loss)                                                      $    (2,210,866)      $       (419,665)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation                                                                 35,687                 24,350
      Amortization                                                                 40,284                 81,151
      Other                                                                          (183)
      Changes in current assets and liabilities:
         Accounts receivable - trade                                              987,851               (57,050)
         Inventory                                                                352,843                265,171
         Prepaid expenses                                                         (36,126)               (36,371)
         Accounts receivable - other                                              (14,930)               (19,976)
         Other assets                                                               4,507                (9,456)
         Accounts payable, trade and accrued liabilities                          149,777                 50,884
                                                                        -------------------    -------------------
      Net cash used in operating activities                                      (691,156)              (120,962)
                                                                        -------------------    -------------------

 Cash flows from investing activities:
    Proceeds from sale of equipment (as received)                                  17,750                     -
    Acquisition  of equipment                                                     (19,154)                    -
                                                                        -------------------    ------------------
      Net cash used in investing activities                                        (1,404)                     -
                                                                        -------------------   -------------------

Cash flows from financing activities:
    Increase (decrease) in bank overdrafts                                        412,066               (133,901)
    Net proceeds from issuance of common stock                                     34,200                 12,375
    Increase (decrease) in long-term debt                                          19,154                      -
    Decrease in long-term debt                                                     (8,719)                (8,802)
    Increase (decrease) in capital leases                                          (5,436)                (2,685)
    Repayment of debt - related party                                              (7,355)
    Proceeds from issuance of promissory notes-related party                            -                253,975
                                                                        -------------------   -------------------
Net cash provided by financing activities                                         443,910                120,962
                                                                        -------------------   -------------------
Net decrease in cash                                                             (248,650)                    -
Cash and cash  equivalents  at  beginning  of period                      $       277,883       $             -
                                                                        -------------------   -------------------
Cash and cash equivalents at end of period                                $        29,233       $             -
                                                                        -------------------   -------------------



                          The accompanying notes are an
                       integral part of these statements.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      Basis of Presentation

         The condensed consolidated financial statements include the accounts of Franklin Ophthalmic Instruments Co., Inc. (the "Company") and its previously wholly-owned subsidiary Midwest Ophthalmic Instruments, Inc. ("MOI") which was merged into the Company during the second quarter of fiscal 1995. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include, except as discussed in Note 2, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals and the adjustments described in Note 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

         The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.


         (B)      Significant Matters Affecting Comparability

         During the year ended September 30, 1995, the Company underwent significant structural, management and operational changes, and as a result thereof the operating results for the quarter ended December 31, 1994 lack, in several respects, comparability to the results of operations for the quarter ended December 31, 1995.

     Until the second quarter of fiscal 1995, the Company operated facilities in Hayward, California and Lawrenceville, Georgia (which represented the Company's original operations), Jacksonville, Florida (which was acquired in January 1994 in the Company's acquisitions of certain assets of Progressive Ophthalmic Instruments, Inc. ("POI")) and Romeoville, Illinois (which was added with the Company's July 1994 acquisition of MOI). During the second quarter of fiscal 1995, the Company underwent a change in management, as further described below, and new management decided to close all but the Romeoville, Illinois facility.

     Pursuant to an agreement,  dated April 1, 1995, between the Company, Robert
A. Davis (the Company's former Chief Executive Officer, Chief Financial Officer, and President), certain partnerships in which Mr. Davis has an interest, Michael
J. Carroll, James J. Urban and Brian M. Carroll (the "Separation Agreement:), Mr. Davis and Mr. Dallas Talley, resigned their positions with the Company and Messrs. Michael Carroll and James Urban were elected to fill the vacancies on the Company's board of directors. The Separation Agreement also provided that:
(I) Mr. Davis would contribute 800,000 shares of the Common Stock back to the Company; and (ii) Mr. Davis would forgive $200,000 owed to him by the Company. Under the Separation Agreement, the Company agreed to indemnify Mr. Davis for and against any claims for fraud and certain types of negligence, which might be made in connection with Mr. Davis's service as an officer or director of the Company.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(B)      Significant Matters Affecting Comparability (Continued)

         Subsequently, the new management of the Company decided to attempt to restructure the Company's operations around the MOI operations acquired in July 1994. As a result, the California, Florida and Georgia facilities were closed.

         A result of these substantial changes in the Company's operations, is that operating results for the quarters ended December 31, 1994 and 1995 lack comparability. The quarter ended December 31, 1994 results reflect MOI and the Company operating separately and prior to the restructuring efforts initiated by current management during the second quarter of fiscal 1995. Conversely, the operating results for the quarter ended December 31, 1995 are predominated by the results of MOI's operations, which formed the core of the Company's activities after the changes discussed above.

         (C)      Intangible Assets

         Intangible assets include employment contracts and goodwill, which represents the excess of cost over fair market value of net assets acquired in the purchase of MOI and in the acquisition of individual distributorships.

         It is the Company's policy to periodically evaluate the carrying value of its operating assets, including goodwill, and to recognize impairments when the estimated discounted future net operating cash flows to be generated from the use of the assets is less than their carrying value. The Company measures impairment of goodwill by the difference between the carrying value and the estimated discounted cash flows from the assets.

         Effective July 1, 1995, the Company reduced the estimated useful life for goodwill related to the acquisition of MOI (see Note 4) from 30 years to 15 years. This change was made, retroactively to the beginning of fiscal 1995, to reflect management's revised estimate of the useful life of the MOI goodwill, which was revised to reflect the significance of certain key personnel at MOI and the rate at which the ophthalmic industry could change.

         Amortization expense charged to operations was $40,284 for the quarter ended December 31, 1994 and $81,151 for the quarter ended December 31, 1995.


2.       CORRECTION OF ERRORS

         In January 1995, a special committee of the Company's board of directors initiated an investigation into the circumstances surrounding the timing and causes of certain inventory allowances, sales and bad debt provisions, and goodwill provisions recorded in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995. As a result of that investigation, the Company determined that in both fiscal 1993 and fiscal 1994, the Company:
(i) recorded sales for products not actually ordered by or shipped to customers;
(ii) recorded sales in advance of the actual shipment of the products; (iii) failed to provide adequate allowances for slow moving or obsolete inventories; and (iv) failed to provide adequate allowances for doubtful accounts receivable. As a result of the above, the Company's, and for the quarter ended December 31, 1994, were restated to correct the aforementioned errors.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

2.       CORRECTION OF ERRORS (Continued)

         The investigation commenced in January also attempted to determine the specific causes, and the timing thereof, of the $2.5 million and $1.1 million inventory loss provisions recorded and reflected in the financial statements for fiscal 1994 and the first quarter of fiscal 1995. It was determined in large part, the 1994 inventory write-downs and the majority of the 1995 inventory write-downs were most likely the result of the loss of inventories caused by poor controls over inventories issued to sales representatives and the transfer of the Company's inventories previously located in California to Florida in connection with the transfer of its operations to that location after the acquisition of POI. Of the $1.1 million write-down in fiscal 1995, $323,967 was determined to represent the costs of sales associated with the sales previously recorded in fiscal 1994, and now recorded in fiscal 1995, and accordingly that amount is now included in cost of sales. However, because of the poor controls and recordkeeping, the Company was not able to determine the causes and timing with specificity, other than to conclude that the $2.5 million and the remaining $770,033 losses were properly treated as fiscal 1994 and fiscal 1995 charges, respectively.

         The adjustments described above changed the amounts previously reported by the Company for the quarter ended December 31, 1994 as follows:

         (i) Charges against sales of $228,681, previously recorded against sales in the first quarter of fiscal 1995 as the result of sales improperly recorded in fiscal 1994, were eliminated as the result of the correction of fiscal 1994 to remove those sales from that period.

         (ii) Sales of $185,194, which had previously been recorded in the fourth quarter of fiscal 1994, were eliminated from that period, and recorded in the first quarter of fiscal 1995, because it was determined that the products were not shipped until after September 30, 1994.

         (iii) An additional allowance for doubtful accounts of $26,000 was recorded in the quarter ended December 31, 1994, representing the net effect of
(a) allowances originally recorded in that period, but eliminated as the result of the restatement of fiscal 1994; and (b) additional allowances recorded in the first quarter of fiscal 1995 because it was determined that the net realizable value of accounts receivable had not been properly assessed.


         The adjustments described above changed the amounts previously reported by the Company for net loss and net loss per share for the quarter ended December 31, 1994 as follows:


Net loss
         As previously reported                      $2,598,741
         As restated                                 $2,210,866

Net loss per share
         As previously reported                      $     (.73)
         As restated                                 $     (.62)

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

3.       GOING CONCERN

         The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern and therefore assume the realization of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

         The Company is in default under the terms of its revolving credit facility with Silicon Valley Bank ("Silicon"), which is the Company's principal credit facility. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers and, as a consequence, is currently unable to obtain normal trade credit terms and must purchase products with limited credit terms or with payment on delivery.

         The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and generate positive operating cash flows. Although the reduction of expenses, which was begun in the last half of fiscal 1995 and is continuing in fiscal 1996, can contribute to the necessary return to profitability, achieving profitability without an increase in sales would require much greater levels of expense reduction and in all likelihood could only be accomplished through significant reduction and restructuring of the nature and scope of the Company's operations.

         The Company's sales have been adversely affected by its lack of working capital and liquidity, which has limited its marketing efforts and in certain instances has prevented it from obtaining products to fill customer orders. Accordingly, to increase sales the Company must first resolve its working capital shortage.

         The Company received from Silicon a letter proposing the terms of the elimination of the approximately $4.7 million currently owed by the Company to Silicon under the revolving credit facility. Under the proposal, approximately $2.1 million would be repaid from the proceeds of a new credit facility the Company would obtain from another lending institution and the proceeds of private placements of equity securities the Company would undertake, and the remaining balance of $2.6 million would be extinguished by the issuance to Silicon of approximately 1.7 million shares of the Company's Common Stock. Silicon's proposal was conditioned on, among other things: (i) the Company simultaneous receipt of at least $1.4 million of proceeds from the private placement of common stock; and (ii) the Company's conversion of certain amounts owed to trade suppliers into long-term notes. Although the letter from Silicon expired on April 15, 1996, the Company is currently negotiating with Silicon to extend its proposal on terms substantially similar to those set forth above.

         To complete such a restructuring the Company would be required to obtain a new accounts receivable and inventory based credit facility from which to fund a substantial portion of the cash payment under the proposal from Silicon and finance ongoing operations. The Company has been engaged in discussions with several lenders and, although to date no formal proposal has been made or agreed to, management believes that such new financing can be obtained. The Company also does not have any firm commitments for the equity investments that the implementation of the Silicon proposal would require, but it has received verbal indication of the availability of such funds.

         Management believes that the completion of a restructuring of its bank financing within the parameters described above would allow it to reduce outstanding trade debt and obtain trade credit. Those steps, taken together, would, in the opinion of management, allow the Company to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain the products necessary to accept and fill customer orders on a timely basis. The increases in sales would ultimately allow the Company to return to profitability and generate positive cash flows.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

         There can be no assurance that a definitive agreement for the elimination of the amounts outstanding under the Silicon credit facility can be reached or if one is reached, that the Company would be able to obtain the necessary new debt and equity financing to implement the Silicon proposal. Additionally, although it has been represented to the Company by trade creditors that its credit lines would be increased upon the restructuring described above, there can be no assurance that the completion of such a restructuring would allow the Company to obtain meaningful trade credit, or that all of these steps, if completed, will in fact allow the Company to increase its sales. The failure of any of these steps would force the Company to significantly reduce its operations in order to reduce expenses or take other significant actions to resolve its liquidity constraints.


4.       SHORT TERM DEBT - RELATED PARTY

         In September 1995, Michael J. Carroll and James J. Urban, the Company's President/Chief Executive Officer and Senior Vice President/Chief Operating Officer, respectively, loaned an aggregate of $100,000 to the Company in exchange for 90-day promissory notes. In addition, Linda Zimdars, a member of the Company's board of directors, loaned $100,000 to the Company in exchange for 90-day promissory notes. The notes to Ms. Zimdars are personally guaranteed by Messrs. M. Carroll and Urban. The notes bear interest at 15% per annum. In December 1995, a payment of $10,000 was made on the note to Messrs. Carroll and Urban and a payment of $10,000 was made on the note to Ms. Zimdars. In April 1996, the notes were amended to extend their maturity to July 1, 1996.

         In December 1995, the Company borrowed an additional $280,000 from related parties under 60-day promissory notes bearing interest at 6% per annum and note origination fees of $17,000 (6%). Of the aggregate of $280,000: (I) $50,000 was borrowed from each of Michael Carroll and James Urban; (ii) $80,000 was borrowed from Ms. Zimdars; and (iii) $100,000 was borrowed from Tiger Eye Capital, L.L.C. ("Tiger Eye"). The notes were repaid in February 1996. Tiger Eye has consulting agreements with the Company which provide for the issuance of an aggregate of 800,000 shares of common stock in connection with the rendering of investor and public relations services.

         Subsequent to December 31, 1995, the Company borrowed an additional $150,000 from related parties under 24-day promissory notes bearing interest at the rate of Prime plus 1% per annum above the prime rate. A loan origination fee of 3% was also paid. Of the aggregate of $150,000: (i) $50,000 was borrowed from each of Michael Carroll and James Urban; (ii) and $50,000 was borrowed from Linda Zimdars. The note to Ms. Zimdars was repaid in May of 1996 and $12,500 was paid to each of Messrs. Carroll and Urban.


5.       COMMITMENTS

         On May 10, 1996 the Company consolidated its facilities located in buildings in Romeoville, Illinois. In connection with the relocation, the Company was released from its obligations under the existing facilities lease and entered into a new lease commencing on May 10, 1996 for a term of 60 months with a monthly obligation of approximately $10,100.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         During fiscal 1995, the Company underwent significant structural, management and operational changes, and as a result thereof the operating results for the quarter ended December 31, 1995 lack, in several significant respects, comparability to the results of operations for the quarter ended December 31, 1994.

         Until the second quarter of fiscal 1995, the Company operated facilities in Hayward, California (the "Hayward Facility") and Lawrenceville, Georgia (the "Georgia Facility"), a Jacksonville, Florida facility (the "Jacksonville Facility," which was added with the Company's acquisition of Progressive Ophthalmic Instruments, Inc.) and a Romeoville, Illinois facility (the "Romeoville Facility," which was added with the Company's acquisition of MOI). During the second quarter of fiscal 1995, the Company underwent a change in management, as described below, and, under new management, decided to close all but the Romeoville operations.

         Pursuant to an agreement, dated April 1, 1995, between the Company, Robert A. Davis (the Company's former chief executive officer, chief financial officer, and president), certain partnerships in which Mr. Davis has an interest and Michael J. Carroll, James J. Urban and Brian M. Carroll (the "Separation Agreement"), Mr. Davis and Mr. Dallas Talley resigned their positions with the Company and Messrs. Michael Carroll and James Urban were elected to fill vacancies on the Company's board of directors (the "Board of Directors"). The Separation Agreement also provided that: (I) Mr. Davis would contribute 800,000 shares of Common Stock back to the Company; and (ii) Mr. Davis would forgive $200,000 owed to him by the Company. Under the Separation Agreement, the Company agreed to indemnify Mr. Davis for any claims, other than claims for fraud and certain types of negligence, which might be made in connection with Mr. Davis' service as an officer or director of the Company.

         In January 1995, the new management of the Company commenced its attempt to restructure the Company's operations around the operations of MOI, acquired by the Company in July 1994. As a result, the California Facility, the Jacksonville facility and the Georgia Facility were closed. Additionally, the Company instituted throughout its sales force compensation structures and other policies similar to those historically used by MOI, which included: (i) the use of sales quotas and scheduling requirements; (ii) a commission structure that contains lower base and higher incentive components; (iii) greater accountability for expenses and inventory; and (iv) limits on competitive activities. As a result of these changes, approximately 50% of the Company's prior sales representatives terminated their representation of the Company or were dismissed. Some but not all of these representatives have been replaced and, as a result, the Company has lost representation in certain geographic areas or with certain accounts previously serviced by it.

         It is as a result of these substantial changes in the Company's operations, that operating results for the quarters ended December 31, 1994 and December 31, 1995 lack comparability. The quarter ended December 31, 1994 results reflect MOI and the Company operating separately prior to the restructuring efforts initiated by current management during the second quarter of fiscal 1995. Conversely, the operating results for the quarter ended December 31, 1995 are predominated by the results of MOI's operations, which formed the core of the Company's activities after the changes discussed above.

Restatement of the Quarter Ended December 31, 1994

         In January 1995, a special committee of the Board of Directors initiated an investigation into the circumstances surrounding the timing and cause of certain inventory allowances, sales and bad debt provision, and goodwill provision recorded in the fourth quarter of fiscal 1994 and in the first quarter of fiscal 1995. As a result of the investigation, the Company has determined that, in both fiscal 1993 and 1994, the Company: (i) recorded sales for products not actually ordered by or shipped to customers; (ii) recorded sales in advance of the actual shipment of the products; (iii) failed to provide adequate allowances for slow moving or obsolete inventories; and (iv) failed to provide adequate allowances for doubtful accounts receivable. The financial statements for the years ended September 30, 1993 and 1994, and for the quarter ended December 31, 1994, have been restated to correct these errors in the application of generally accepted accounting principles. See Note 2 of the Notes to the Condensed Consolidated Financial Statements.

         The special investigation which was commenced in January 1995 also attempted to determine the specific causes, and the timing thereof, of the $2.5 million and $1.1 million inventory loss provisions recorded and reflected in the financial statements for fiscal 1994 and the first quarter of 1995. It was determined that, in large part, the 1994 inventory write-downs and the majority of the 1995 inventory write-downs were most likely the result of the loss of inventories caused by poor controls over inventories issued to sales representatives and the transfer of the Company's Hayward Facility inventories to its Jacksonville and Georgia Facilities in connection with the transfer of its operations to those locations after the acquisition of POI. Of the $1.1 million write-down in the first quarter of fiscal 1995, $330,000 was determined to represent the costs of sales associated with sales previously recorded in fiscal 1994, which had been incorrectly reversed in the first quarter of fiscal 1995, and accordingly that amount is now included in cost of sales. However, because of previously poor controls and recordkeeping, the Company was not able to determine the causes and timing with specificity, other than to conclude that the $2.5 million and remaining $770,000 losses were properly treated as fiscal 1994 and fiscal 1995 charges, respectively.

Going Concern and Management's 1996 Plans

         As discussed in the notes to the financial statements and elsewhere herein, the Company is in default under the terms of its revolving credit facility with Silicon Valley Bank ("Silicon"), which is the Company's principal credit facility. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers and one trade creditor has filed a lawsuit seeking payment of outstanding amounts owed to it. As a consequence, the Company is currently unable to obtain normal trade credit terms and must purchase product with limited credit terms or with payment on delivery.

         The Company's ability to continue as a going concern is ultimately dependent on its ability to increase its sales to a level that will allow it to operate profitably and generate positive operating cash flows. Although the reduction of expenses (which was begun in the last half of fiscal 1995 and is continuing in fiscal 1996) can contribute to the necessary return to profitability, achieving profitability without an increase in sales would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

         The Company's sales have been adversely affected by its lack of working capital and liquidity, which has limited its marketing efforts and, in certain instances, has prevented it from obtaining products to fill customer orders. Accordingly, to increase sales the Company must first resolve its working capital shortage.

         The Company received a letter from Silicon proposing the terms of the elimination of approximately $4.7 million owed to Silicon under the revolving credit facility. Under the proposal, approximately $2.1 million would be repaid from the proceeds of a new lending facility and private placements of its equity securities which the Company would undertake, and the remaining balance of $2.6 million would be extinguished by the issuance to Silicon of approximately 1.7 million shares of the Company's common stock. Silicon's proposal was conditioned on, among other things: (i) the Company's simultaneous receipt of at least $1.4 million of proceeds from the private placement of common stock; and (ii) the Company's conversion of certain amounts owed to trade suppliers into long-term debt. Although the proposal from Silicon expired on April 15, 1996, the Company is currently negotiating with Silicon to extend its proposal on terms substantially similar to those set forth above.

         To complete its restructuring, the Company would be required to obtain a new accounts receivable and inventory based credit facility from which to fund a substantial portion of the cash payment under the proposal from Silicon and to finance ongoing operations. The Company has been engaged in discussions with several lenders, and although to date no formal proposal has been made or agreed to, management believes that such new financing can be obtained. The Company does not currently have any firm commitments for the equity investments that the implementation of the Silicon proposal would require, but it has received verbal indication of the availability of such funds.

         Management believes that the completion of a restructuring of its bank financing within the parameters described above would allow it to reduce outstanding trade debt, to obtain trade credit and resolve the litigation discussed above. Those steps, taken together, would, in the opinion of management, allow the Company to achieve sales by reducing the limiting effects that the Company's lack of working capital has had on marketing and the ability to obtain the products necessary to accept and fill customer orders on a timely basis. The increases in sales would ultimately allow the Company to return to profitability and generate positive cash flows.

         There can be no assurance that a definitive agreement for the elimination of the amounts outstanding under the Silicon credit facility can be reached or if one is reached, that the Company would be able to obtain the necessary new debt and/or equity financings to implement the Silicon proposal. Additionally, although it has been represented to the Company by trade creditors that its credit lines would be increased upon the restructuring described above, there can be no assurance that the completion of such a restructuring would allow the Company to obtain meaningful trade credit, or that all of these steps, if completed, will in fact allow the Company to increase its sales.. The failure of any of these steps would force the Company to significantly reduce its operations in order to reduce expenses or take other significant actions, to resolve it liquidity constraints.


Results of Operations

         Sales declined by $2,427,110 to $2,375,683 for the quarter ended December 31, 1995 from $4,802,793 for the quarter ended December 31, 1994. The previously discussed changes in the Company's sales operations, and the Company's lack of working capital, were the dominant reason for the overall decline in sales.

         The Company's gross margin on sales decreased from $826,121 for the quarter ended December 31, 1994 to $541,007 for the quarter ended December 31, 1995. Gross margin, as a percentage of sales, was 17.2% for the quarter ended December 31, 1994 and 22.8% for the quarter ended December 31, 1995. The increase in margin as a percentage of sales for the quarter ended December 31, 1994, and the Company's historical percentage of sales is primarily attributable to the predominance of MOI's operations in the operating results for the first quarter of fiscal 1996. MOI's sales include a greater level of products it has designed, and related technical services, and as a result have historically generated a higher gross margin that those of the Company's other operations prior to the integration of MOI. The Company believes that MOI's historical gross margin levels can be maintained while efforts are made to increase sales; however, there can be no assurance that attempts to increase sales may not
require   incentive  pricing  that  would  adversely  affect  the  gross  margin percentage.

         Selling, general and administrative ("SG&A") expenses decreased from $1,698,840 for the quarter ended December 31, 1994 to $805,573 for the quarter ended December 31, 1995. As a percentage of sales, SG&A expenses were 35.4% for the three months ended December 31, 1994, compared to 33.9% for the first quarter of fiscal 1996. The decrease in SG&A expenses is primarily a result of the consolidation and restructuring of the Company's operations, as previously described, and the lower level of sales. SG&A expenses for the quarter ended December 31, 1995 included approximately $100,000 in professional fees attributable to the audit of the Company's 1994 and 1995 fiscal years and the Company's restructuring efforts.

         In connection with the closure of the Company's Jacksonville and Georgia Facilities, the Company recorded a restructuring charge of $430,525 for the quarter ended December 31, 1994. The restructuring charge was subsequently reduced in fiscal 1995 upon the execution of a sub-lease agreement for the Jacksonville facility.

         Interest expense increased from $144,382 for the first quarter of fiscal 1995 to $155,099 for the quarter ended December 31, 1995. The increase in interest expense is primarily attributable to higher interest rates occasioned by the increases in prime interest rates that took place during the Company's 1995 fiscal year and the increase, from 1% over the prime rate to 3% over the prime rate, in the interest rate charged on inventory borrowings under the Company's line of credit. Interest charged by trade creditors on outstanding past due balances also increased interest expense.

         As a result of the above, the Company reported a loss of $419,665 for the quarter ended December 31, 1995, compared to a loss as restated, of $2,264,866 for the quarter ended December 31, 1994.

Liquidity and Capital Resources

         Cash flow from operations was a negative $120,962 for the quarter ended December 31, 1995 and negative $691,156 for the quarter ended December 31, 1994. The negative operating cash flow for the quarter ended December 31, 1995 was significantly less than the net loss for the quarter ended December 31, 1994 due to reductions in inventory. The Company financed the negative operating cash flows for the quarter ended December 31, 1995 from the proceeds of borrowings in December from certain related parties. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

         The Company's revolving credit facility with Silicon, which allowed borrowing based on 80% of eligible accounts receivable and 50% of eligible inventories (net of trade accounts payable), became overdrawn as the result of the fourth quarter 1994 and first quarter 1995 inventory losses, which reduced the available borrowing base. On April 1, 1995 Silicon agreed to extend until April 15, 1996 the terms of the original revolving credit agreement, and to forbear exercise of its rights thereunder resulting from the Company's defaults with respect to the financial covenants, provided that the Company made certain scheduled reductions in both the total amounts outstanding under the facility and in the amount by which the borrowings under the facility were in excess of the amount available under the borrowing base formula. Silicon also agreed to make an additional advance of $550,000 (the "flat rate loan"). The interest rate on all borrowing was reset at 3% above Silicon's prime rate, subject to reduction as the amount of the Company's over formula borrowing decreased. The Company is currently negotiating with Silicon to extend its forbearance and to provide for the repayment and conversion into equity of amounts outstanding under the line of credit. (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).

         At various times throughout the remainder of fiscal 1995 and the quarter ended December 31, 1995, the Company was not in compliance with the limits on total borrowing or over formula borrowing contained in the April 1, 1995 forbearance agreement. As of April 30, 1996, the Company's total indebtedness to Silicon of approximately $4,670,000 million continues to exceed the limits on total borrowings and over formula borrowings. Such delinquencies constituted new events of default. As previously discussed, the Company is currently engaged in negotiation for the elimination of the Silicon facility and to date Silicon has chosen not to exercise its right with respect to the occurrence and continuance of the new events of default. However, there can be no assurance that a final agreement with Silicon will be reached, and if reached, that the Company will be able to implement any such agreement. Additionally, there can be no assurance that Silicon will continue to forbear in the exercise of its rights resulting from the Company's defaults.

         The defaults under the Silicon credit facility prevented the Company from obtaining new credit from which to fund working capital needs for any significant reductions of amounts owed to trade creditors. As a result, the Company continues to be delinquent with respect to its obligations to trade creditors, including the obligations the Company had previously restructured under payment schedules ranging from eight to twelve months. The Company's failure to adhere to these payment schedules resulted in one of the creditors filing a lawsuit seeking repayment of the amounts owed to it and impaired its ability to obtain new trade credit, which, as previously discussed, adversely affected operations by preventing the Company from obtaining the products necessary to fulfill certain customer orders.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

         On April 26, 1996, the Eastman Kodak Company ("Kodak") filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Eastern Division (Docket No. 96C 2519), alleging default by the Company under provisions of a certain promissory note (the "Note") and seeking to recover amounts outstanding under the Note. The Note, dated March 7, 1996, is in the principal amount of $296,604.44 and was issued by the Company in favor of Kodak in connection with repayment of amounts owed by the Company to Kodak for products acquired by the Company. Interest under the Note accrues at the rate of 11% per annum subject to increase upon default to 15% per annum. Repayment of principal and interest under the Note is payable in installments upon the last day of each month through July 31, 1996. A portion of the principal under the Note was repaid and reduced by the return to Kodak of unused product. The complaint alleges that there remains outstanding $223,104.44 (exclusive of interest, fees, costs and late charges). In addition, the Company may be subject to legal action as a result of the delinquency of debts owed to Silicon, certain other trade creditors and certain consultants. The Company has been negotiating with Silicon and its other creditors to resolve outstanding issues with such entities to provide for repayment of such debts on terms favorable to the Company and its creditors. Other than as set forth herein, the Company is not aware of any pending or ongoing litigation to which the Company is or would be a party.


Item 2.  Changes in Securities.

         There have been no changes in the securities of the Company required to be disclosed pursuant to this item.


Item 3.  Defaults Upon Senior Securities.

         Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.


Item 4.  Submission of Matters to a Vote of Security Holders.

         There have been no matters submitted to a vote of security holders during the three months ended December 31, 1995.


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The following exhibits are filed herewith:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC..


Date: May 24, 1996                    By:  /S/   Michael J. Carroll
                                           -------------------------------------
                                           Michael J. Carroll, President
                                           and Chief Executive Officer