Form 10QSB
period 1996-03-31
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1996-06-24
CIK 898630

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                           Commission File No. 0-21852
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



                        YES |X|            NO |_|



As of June 13, 1996 the Registrant had outstanding 7,610,026 shares of common stock.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

PART I.......................................................................1
     Item 1.  Financial Statements.......................................... 1
               Condensed Consolidated Balance Sheet......................... 1
               Condensed Consolidated Statement of Operations............... 3
               Condensed Consolidated Statements of Cash Flows.............. 4
               Notes to Condensed Consolidated Financial Statements......... 5
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................10

PART II.....................................................................14
     Item 1.  Legal Proceedings.............................................14
     Item 2.  Changes in Securities.........................................14
     Item 3.  Defaults Upon Senior Securities...............................14
     Item 4.  Submission of Matters to a Vote of Security Holders...........14
     Item 5.  Other Information and Subsequent Events.......................14
     Item 6.  Exhibits and Reports on Form 8-K..............................14

Signatures..................................................................15

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                  March 31,           September 30,
                                                                    1996                  1995
                                                                (Unaudited)
                                                            -------------------   -------------------
Current Assets:
   Cash and cash equivalents                                  $             -        $            -
   Accounts receivable, less allowance for doubtful
      accounts of $337,333 and $349,136, respectively                 677,182               995,665
   Inventory, less valuation allowance of $150,000                  2,108,334             2,545,940
   Prepaid expenses and other assets                                  102,883                28,296
                                                                --------------       --------------

         Total current assets                                       2,888,399             3,569,901
                                                                --------------       --------------


   Property and equipment, at cost:
      Furniture and equipment                                         601,034               599,307
      Automobiles and trucks                                          119,193               119,193
      Leasehold improvements                                          109,408               109,408
                                                                --------------       --------------
                                                                      829,635               827,908
   Less: Accumulated depreciation and amortization                    566,533               515,042
                                                                --------------       --------------

   Total property and equipment                                       263,102               312,866
                                                                --------------       --------------


Other assets:
   Deposits                                                            28,298                28,298
   Intangible assets, net of accumulated amortization of
     $544,322 and $382,019                                          2,434,572             2,596,875
                                                                ----------------     --------------
      Total other assets                                            2,462,870             2,625,173
                                                                ----------------     --------------
      Total assets                                              $   5,614,371        $    6,507,940
                                                                ===============      ==============











                          The accompanying notes are an
                       integral part of these statements.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                            CONDENSED BALANCE SHEETS

                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31,        September 30,
                                                                      1996                1995
                                                                   (Unaudited)
                                                                ------------------  -----------------
Current liabilities:
   Bank overdrafts                                                $   62,649         $  251,078
   Current portion of long-term debt                                 296,880            324,660
   Accounts payable                                                2,034,902          2,070,526
   Notes payable to bank                                           4,396,126          4,396,126
   Current portion of capitalized lease obligations                   16,398             14,687
   Deposits                                                            9,513             24,243
   Accrued liabilities                                               752,577            666,346
   Notes payable to related parties                                  305,000            207,679
                                                                    --------           -------

      Total current liabilities                                    7,874,048          7,955,345
                                                                  ----------         ---------

Long-term debt:
   Long-term debt, less current portion                              368,235            378,128
   Capitalized lease obligations, less current portion                39,067             53,186
                                                                  -----------        ----------
      Total long-term debt                                           407,302            431,314
                                                                  -----------        ----------

      Total liabilities                                            8,281,350          8,386,659
                                                                  -----------        ----------

Stockholders' equity (deficit):
   Common stock: $0.001 par value; authorized
    25,000,000 shares; 7,672,525 and 7,656,025 shares
    issued and outstanding at March 31, 1996 and
    September 30, 1995                                                 7,673              7,656
   Additional paid-in capital                                      8,252,378          8,240,020
   Accumulated deficit                                           (10,927,030)       (10,126,395)
                                                                -------------       ------------

      Total stockholders' equity (deficit)                        (2,666,979)        (1,878,719)
                                                                  ----------         ----------


      Total liabilities and stockholders' equity (deficit)        $5,614,371         $6,507,940
                                                                 ===========        ===========










                          The accompanying notes are an
                       integral part of these statements.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                           For the three months           For the six months
                                                  ended                         ended
                                                 March 31,                     March 31,
                                       -----------------------------  ------------------------------

                                           1995           1996             1995           1996
                                           ----           ----             ----           ----
                                                                      (as restated-
                                                                       See Note 2)

Sales                                    $ 3,350,207     $2,197,045     $  8,153,000    $ 4,572,728

Less:
  Cost of Sales                            2,658,402      1,682,263        6,635,074      3,516,939
  Selling, general and
     administrative expenses                 897,969        725,744        2,596,809      1,531,317
  Inventory loss                                   -              -          770,033              -
  Restructuring charge expense              (200,000)             -          230,525              -
                                       -------------- --------------  --------------- --------------
Income (loss) from operations                 (6,164)      (210,962)      (2,079,441)      (475,528)
                                       -------------- --------------  --------------- --------------

Other income (expenses):
   Interest income                                61             45            7,471             45
   Interest expense                         (135,631)      (170,053)        (280,813)      (325,152)
   Other income (expense)                     20,067              -           20,250              -
                                       -------------- --------------  --------------- --------------

      Other income (expense), net           (115,503)      (170,008)        (253,092)      (325,107)
                                       -------------- --------------  --------------- --------------


Net income (loss)                        $  (121,667)    $ (380,970)     $(2,332,533)   $  (800,635)
                                       ============== ==============  =============== ==============

Loss per common share:

   Net Loss                              $     (0.03)    $    (0.05)    $      (0.57)   $     (0.10)
                                       ============== ==============  =============== ==============

   Weighted average number of
      common shares outstanding
                                           4,129,051      7,672,525        4,119,410      7,670,463
                                       ============== ==============  =============== ==============












                          The accompanying notes are an
                       integral part of these statements.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                        For the six months ended
                                                                                March 31,
                                                                      --------------------------------
                                                                           1995               1996
                                                                           ----               ----
                                                                       (as restated-
                                                                        See Note 2)
Cash flows from operating activities:
   Net income (loss)                                                    $ (2,332,533)    $ (800,635)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation                                                            60,104         51,491
      Amortization                                                            87,924        162,303
      Other                                                                     (183)
      Changes in current assets and liabilities:
         Accounts receivable                                                 869,300        318,483
         Inventory                                                         1,188,808        437,606
         Prepaid expenses                                                    (38,794)       (74,588)
         Other assets                                                          5,507              -
         Accounts payable, trade and accrued liabilities                     193,678         35,879
                                                                      ---------------- ---------------
      Net cash used in operating activities                                   33,811        130,539
                                                                      ---------------- ---------------

Cash flows from investing activities:
   Proceeds from sale of equipment (as received )                             17,750              -
   Acquisition of equipment                                                  (38,421)        (1,727)
                                                                      ---------------- ---------------
      Net cash used in investing activities                                  (20,671)        (1,727)
                                                                      ---------------- ---------------
Cash flows from financing activities:
   Increase (decrease) in bank overdrafts                                   (520,107)      (188,427)
   Net proceeds from issuance of common stock                                 34,200         12,375
   Increase (decrease) in long-term debt                                      19,154       (37,673)
   Decrease in long-term debt                                                (25,835)
   Increase (decrease) in capital leases                                       9,574       (12,408)
   Repayment of debt - related party                                          (8,009)
   Proceeds from issuance of promissory notes-related party                  200,000         97,321
                                                                      ---------------- ---------------
Net cash provided by financing activities                                   (291,023)      (128,812)
                                                                      ---------------- ---------------
Net decrease in cash                                                       (277,883)              -

Cash and cash equivalents at beginning of period                            277,883               -
                                                                      ---------------- ---------------
Cash and cash equivalents at end of perio                               $         -      $        -
                                                                      ---------------- ---------------










                          The accompanying notes are an
                       integral part of these statements.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      Basis of Presentation
                  ---------------------
         The condensed consolidated financial statements include the accounts of Franklin Ophthalmic Instruments Co., Inc. (the "Company") and its previously wholly-owned subsidiary Midwest Ophthalmic Instruments, Inc. ("MOI") which was merged into the Company during the second quarter of fiscal 1995. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include, except as discussed in Note 2, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of normal recurring accruals and the adjustments described in Note 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

         The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.


         (B)      Significant Matters Affecting Comparability
                  -------------------------------------------
         During the year ended September 30, 1995, the Company underwent significant structural, management and operational changes, and as a result thereof the operating results for the three and six months ended March 31, 1995 lack, in several respects, comparability to the results of operations for the three and six months ended March 31, 1996.

         Until the second quarter of fiscal 1995, the Company operated facilities in Hayward, California and Lawrenceville, Georgia (which represented the Company's original operations), Jacksonville, Florida (which was acquired in January 1994 in the Company's acquisitions of certain assets of Progressive Ophthalmic Instruments, Inc. ("POI") and Romeoville, Illinois (which was added with the Company's July 1994 acquisition of MOI. During the second quarter of fiscal 1995, the Company underwent a change in management, as further described below, and new management decided to close all but the Romeoville, Illinois facility.

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

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

         (B)      Significant Matters Affecting Comparability (Continued)
                  ------------------------------------------------------
         Subsequently, the new management of the Company decided to attempt to restructure the Company's operations around the MOI operations acquired in July 1994. As a result, the California, Florida and Georgia facilities were closed.

         A result of these substantial changes in the Company's operations, is that operating results for the six months ended March 31, 1995 and 1996 lack comparability. The results for the three and six months ended March 31, 1995 reflect MOI and the Company operating separately and prior to the restructuring efforts initiated by current management during the second quarter of fiscal 1995. Conversely, the operating results for the three and six months ended March 31, 1996 are predominated by the results of MOI's operations, which formed the core of the Company's activities after the changes discussed above.

         (C)      Intangible Assets
                  -----------------
         Intangible assets include employment contracts and goodwill, which represents the excess of cost over fair market value of net assets acquired in the purchase of MOI and in the acquisition of individual distributorships.

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

         Amortization expense charged to operations was $87,924 for the six months ended March 31, 1995 and $162,303 for the six months ended March 31, 1996.


2.       CORRECTION OF ERRORS

         In January 1995, a special committee of the Company's board of directors initiated an investigation into the circumstances surrounding the timing and causes of certain inventory allowances, sales and bad debt provisions, and goodwill provisions recorded in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995. As a result of that investigation, the Company determined that in both fiscal 1993 and fiscal 1994, the Company:
(i) recorded sales for products not actually ordered by or shipped to customers;
(ii) recorded sales in advance of the actual shipment of the products; (iii) failed to provide adequate allowances for slow moving or obsolete inventories; and (iv) failed to provide adequate allowances for doubtful accounts receivable. As a result of the above, the Company's consolidated financial statements for fiscal 1993 and 1994, the quarter ended December 31, 1994, and the six months ended March 31, 1995 were restated to correct the aforementioned errors.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

2.       CORRECTION OF ERRORS (Continued)

         The investigation commenced in January 1995 also attempted to determine the specific causes, and the timing thereof, of the $2.5 million and $1.1 million inventory loss provisions recorded and reflected in the financial statements for fiscal 1994 and the first quarter of fiscal 1995. It was determined in large part, the 1994 inventory write-downs and the majority of the 1995 inventory write-downs were most likely the result of the loss of inventories caused by poor controls over inventories issued to sales representatives and the transfer of the Company's inventories previously located in California to Florida in connection with the transfer of its operations to that location after the acquisition of POI. Of the $1.1 million write-down in fiscal 1995, $323,967 was determined to represent the costs of sales associated with the sales previously recorded in fiscal 1994, and now recorded in fiscal 1995, and accordingly that amount is now included in cost of sales. However, because of the poor controls and recordkeeping, the Company was not able to determine the causes and timing with specificity, other than to conclude that the $2.5 million and the remaining $770,033 losses were properly treated as fiscal 1994 and fiscal 1995 charges, respectively.

         The adjustments described above and recorded in the first quarter of fiscal 1995 changed the amounts previously reported by the Company for the six months ended March 31, 1995 as follows:

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


         The adjustments described above changed the amounts previously reported by the Company for net loss and net loss per share for the six months ended March 31, 1995 as follows:

Net loss
         As previously reported                        $2,719,408
         As restated                                   $2,332,533

Net loss per share
         As previously reported                        $     (.66)
         As restated                                   $     (.57)

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

         In February 1996, the Company borrowed an additional $150,000 from related parties under 24-day promissory notes bearing interest at the rate of Prime plus 1% per annum above the prime rate. A loan origination fee of 3% was also paid. Of the aggregate of $150,000, (i) $50,000 was borrowed from each of Michael Carroll and James Urban; (ii) and $50,000 was borrowed from Linda Zimdars. In March 1996, a payment of $12,500 was made to each of Messrs. Carroll and Urban, and in May 1996, the balance of the notes to Messrs. Carroll and Urban were repaid. The note to Ms. Zimdars was repaid in May, 1996.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         During fiscal 1995, the Company underwent significant structural, management and operational changes, and as a result thereof the operating results for the six months ended March 31, 1996 lack, in several significant respects, comparability to the results of operations for the six months ended March 31, 1995

         Until the second quarter of fiscal 1995, the Company operated facilities in Hayward, California ("the Hayward Facility") and Lawrenceville, Georgia ("the Georgia Facility"), a Jacksonville, Florida facility (which was added with the Company's acquisition of Progressive Ophthalmic Instruments, Inc.) and a Romeoville, Illinois facility (which was added with the Company's acquisition of MOI). During the second quarter of fiscal 1995, the Company underwent a change in management, as described below, and, under new management, decided to close all but the Romeoville operations.

         Pursuant to an agreement, dated April 1, 1995, between the Company, Robert A. Davis (the Company's former chief executive officer, chief financial officer, and president), certain partnerships in which Mr. Davis has an interest , and Michael J. Carroll, James J. Urban and Brian M. Carroll (the "Separation Agreement"), Mr. Davis and Mr. Dallas Talley resigned their positions with the Company and Messrs. Michael Carroll and James Urban were elected to fill vacancies on the Company's board of directors (the "Board of Directors"). The Separation Agreement also provided that: (I) Mr. Davis would contribute 800,000 shares of Common Stock back to the Company; and (ii) Mr. Davis would forgive $200,000 owed to him by the Company. Under the Separation Agreement, the Company agreed to indemnify Mr. Davis for any claims, other than claims for fraud and certain types of negligence, which might be made in connection with Mr. Davis' service as an officer or director of the Company.

         In January 1995, the new management of the Company commenced its attempt to restructure the Company's operations around the MOI operations acquired by the Company in July 1994. As a result, the California Facility, the Jacksonville facility and the Georgia Facility were closed. Additionally, the Company instituted throughout its sales force compensation structures and other policies similar to those historically used by MOI, which included: (i) the use of sales quotas and scheduling requirements; (ii) a commission structure that contains lower base and higher incentive components; (iii) greater accountability for expenses and inventory; and (iv) limits on competitive activities. As a result of these changes, approximately 50% of the Company's prior sales representatives terminated their representation of the Company or were dismissed. Some but not all of these representatives have been replaced and, as a result, the Company has lost representation in certain geographic areas or with certain accounts previously serviced by it.

         It is as a result of these substantial changes in the Company's operations, that operating results for the three and six months ended March 31, 1995 and March 31, 1996 lack comparability. The three and six months ended March 31, 1995 results reflect MOI and the Company operating separately and prior to the restructuring efforts initiated by current management during the second quarter of fiscal 1995. Conversely, the operating results for the three and six months ended March 31, 1996 are predominated by the results of MOI's operations, which formed the core of the Company's activities after the changes discussed above.

Restatement for the six months ended March 31, 1995

         In January 1995, a special committee of the Board of Directors initiated an investigation into the circumstances surrounding the timing and cause of certain inventory allowances, sales and bad debt provision, and goodwill provision recorded in the fourth quarter of fiscal 1994 and in the first quarter of fiscal 1995. As a result of the investigation, the Company has determined that, in both fiscal 1993 and 1994, the Company: (i) recorded sales for products not actually ordered by or shipped to customers; (ii) recorded sales in advance of the actual shipment of the products; (iii) failed to provide adequate allowances for slow moving or obsolete inventories; and (iv) failed to provide adequate allowances for doubtful accounts receivable. The financial statements for the years ended September 30, 1993 and 1994, the quarter ended December 31, 1994, and the six months ended March 31, 1995 have been restated to correct these errors in the application of generally accepted accounting principles. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         The special investigation which was commenced in January 1995 also attempted to determine the specific causes, and the timing thereof, of the $2.5 million and $1.1 million inventory loss provisions recorded and reflected in the financial statements for fiscal 1994 and the first quarter of 1995. It was determined that, in large part, the 1994 inventory write-downs and the majority of the 1995 inventory write-downs were most likely the result of the loss of inventories caused by poor controls over inventories issued to sales representatives and the transfer of the Company's Hayward Facility inventories to its Jacksonville, Florida and Lawrenceville, Georgia Facilities in connection with the transfer of its operations to those locations after the acquisition of POI. Of the $1.1 million write-down in the first quarter of fiscal 1995, $330,000 was determined to represent the costs of sales associated with sales previously recorded in fiscal 1994, which had been incorrectly reversed in the first quarter of fiscal 1995, and accordingly that amount is now included in cost of sales. However, because of the poor controls and recordkeeping, the Company was not able to determine the causes and timing with specificity, other than to conclude that the $2.5 million and remaining $770,000 losses were properly treated as fiscal 1994 and fiscal 1995 charges, respectively.

Going Concern and Management's 1996 Plans

         As discussed in the notes to the financial statements and elsewhere herein, the Company is in default under the terms of its revolving credit facility with Silicon, which is the Company's principal credit facility. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers and one trade creditor has filed a lawsuit seeking payment of outstanding amounts owed to it. As a consequence, the Company is currently unable to obtain normal trade credit terms and must purchase product with limited credit terms or with payment on delivery.

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

         The Company received a letter from Silicon proposing the terms of the elimination of approximately $4.7 million currently owed to Silicon under the revolving credit facility. Under the proposal, approximately $2.1 million would be repaid from the proceeds of a new lending facility and private placements of its equity securities which the Company would undertake, and the remaining balance of $2.6 million would be extinguished by the issuance to Silicon of approximately 1.7 million shares of the Company's common stock. Silicon's proposal was conditioned on, among other things: (i) the Company's simultaneous receipt of at least $1.4 million of proceeds from the private placement of common stock; and (ii) the Company's conversion of certain amounts owed to trade suppliers into long-term debt. Although the proposal from Silicon expired on April 15, 1996, the Company is currently negotiating with Silicon to extend its proposal on terms substantially similar to those set forth above.

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


Results of Operations

         Sales declined by $3,580,272 to $4,572,728 for the six months ended March 31, 1996 from $8,153,000 for the six months ended March 31, 1995. The previously discussed changes in the Company's sales operations, and the Company's lack of working capital, were the dominant reason for the overall decline in sales.

         The Company's gross margin on sales decreased from $1,517,926 for the six months ended March 31, 1995 to $1,055,789 for the six months ended March 31, 1996. Gross margin, as a percentage of sales, was 18.6% for the six months ended March 31, 1995 and 23.1% for the six months ended March 31, 1996. The increase in margin as a percentage of sales for the six months ended March 31, 1996 from the percentage for the six months ended March 31, 1995 and from the Company's historical percentage is primarily attributable to the predominance of MOI's operations in the operating results for the six months ended March 31, 1996. MOI's sales include a greater level of products it has designed, and related technical services, and as a result have historically generated a higher gross margin that those of the Company's other operations prior to the integration of MOI. The Company believes that MOI's historical gross margin levels can be maintained while efforts are made to increase sales; however, there can be no assurance that attempts to increase sales may not require incentive pricing that would adversely affect the gross margin percentage.

         Selling, general and administrative ("SG&A") expenses decreased from $2,596,809 for the six months ended March 31, 1995 to $1,531,317 for the six months ended March 31, 1996. As a percentage of sales, SG&A expenses were 31.8% for the six months ended March 31, 1995, compared to 33.5% for the six months ended March 31, 1996. The decrease in SG&A expenses is primarily a result of the consolidation and restructuring of the Company's operations, as previously described, and the lower level of sales. SG&A expenses for six months ended March 31, 1996 included approximately $140,000 in professional fees attributable to the audit of the Company's 1994 and 1995 fiscal years and the Company's restructuring efforts.

         In connection with the closure of the Company's facilities in Jacksonville, Florida and Lawrenceville, Georgia, the Company recorded a restructuring charge of $430,525 during the first quarter of fiscal 1995. The restructuring charge was subsequently reduced in the second quarter of fiscal 1995 upon the execution of a sub-lease agreement for the Jacksonville, Florida facility.

         Interest expense increased from $280,013 for the six months ended March 31, 1995 to $325,152 for the six months ended March 31, 1996. The increase in interest expense is primarily attributable to (i) higher interest rates occasioned by the increases in prime interest rates that took place during the Company's 1995 fiscal year, (ii) the increase, from 1% over the prime rate to 3% over the prime rate, in the interest rate charged on inventory borrowings under the Company's line of credit, (iii) interest charged by trade creditors on outstanding past due balances, and (iv) interest charged from private placements of short term debt to related parties. See Note 4 of the Condensed Consolidated Financial Statements.

         As a result of the above, the Company reported a loss of $800,635 for the six months ended March 31 1996, compared to a loss as restated, of $2,331,533 for the six months ended March 31, 1996.

Liquidity and Capital Resources

         Cash flow from operations was $130,539 for the six months ended March 31, 1996 and $33,811 for the six months ended March 31, 1995. The increase in operating cash flow for the six months ended March 31, 1996 was primarily due to reductions in accounts receivable and inventory.

         The Company's revolving credit facility with Silicon, which allowed borrowing based on 80% of eligible accounts receivable and 50% of eligible inventories (net of trade accounts payable), became overdrawn as the result of the fourth quarter 1994 and first quarter 1995 inventory losses, which reduced the available borrowing base. On April 1, 1995 Silicon agreed to extend until April 15, 1996 the terms of the original revolving credit agreement, and to forbear exercise of its rights thereunder resulting from the Company's defaults with respect to the financial covenants, provided that the Company made certain scheduled reductions in both the total amounts outstanding under the facility and in the amount by which the borrowings under the facility were in excess of the amount available under the borrowing base formula. Silicon also agreed to make an additional advance of $550,000 (the "flat rate loan"). The interest rate on all borrowing was reset at 3% above Silicon's prime rate, subject to reduction as the amount of the Company's over formula borrowing decreased. The Company is currently negotiating with Silicon to extend its forbearance and to provide for the repayment and conversion into equity of amounts outstanding under the line of credit. See Note 3 of the Condensed Consolidated Financial Statements.

         At various times throughout the remainder of fiscal 1995 and the six months ended March 31, 1996 the Company was not in compliance with the limits on total borrowing or over formula borrowing contained in the April 1, 1995 forbearance agreement. As of May 31, 1996, the Company's total indebtedness to Silicon of approximately $4,700,000 million continues to exceed the limits on total borrowings and over formula borrowings. Such delinquencies constituted new events of default. As previously discussed, the Company is currently engaged in negotiation for the elimination of the Silicon facility and to date Silicon has chosen not to exercise its right under these new events of default. However, there can be no assurance that a final agreement with Silicon will be reached, and if reached, that the Company will be able to implement the agreement. Additionally, there can be no assurance that Silicon will continue to forbear in the exercise of its rights resulting from the Company's defaults.

         The defaults under the Silicon credit facility prevented the Company from obtaining new credit from which to generate working capital for any significant reductions of amounts owed to trade creditors. As a result, the Company continues to be delinquent with respect to its obligations to trade creditors, including the obligations the Company had previously restructured under payment schedules ranging from eight to twelve months. The Company's failure to adhere to these payment schedules resulted in one of the creditors filing a lawsuit seeking repayment of the amounts owed to it and impaired its ability to obtain new trade credit, which, as previously discussed, adversely affected operations by preventing the Company from obtaining the products necessary to fulfill certain customer orders.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

         On April 26, 1996, the Eastman Kodak Company ("Kodak") filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Eastern Division (Docket No. 96C 2519), alleging default by the Company under provisions of a certain promissory note (the "Note") and seeking to recover amounts outstanding under the Note. The Note, dated March 7, 1996, is in the principal amount of $296,604.44 and was issued by the Company in favor of Kodak in connection with repayment of amounts owed by the Company to Kodak for products acquired by the Company. Interest under the Note accrues at the rate of 11% per annum subject to increase upon default to 15% per annum. Repayment of principal and interest under the Note is payable in installments upon the last day of each month through July 31, 1996. A portion of the principal under the Note was repaid and reduced by the return to Kodak of unused product. The complaint alleges that there remains outstanding $223,104.44 (exclusive of interest, fees, costs and late charges). In addition, the Company may be subject to legal action as a result of the delinquency of debts owed to Silicon, certain other trade creditors and certain consultants. The Company has been negotiating with Silicon and its other creditors to resolve outstanding issues with such entities as to repay such debts on terms favorable to the Company and its creditors. Other than set forth herein, the Company is not aware of any pending or ongoing litigation to which the Company is or would be a party.

Item 2.  Changes in Securities.

         There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

Item 3.  Defaults Upon Senior Securities.

         There has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There have been no matters submitted to a vote of security holders during the six months ended March 31, 1996

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The following exhibits are filed herewith:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


Date:    June 13, 1996                 By:      /S/      Michael J. Carroll
                                                ---------------------------
                                                Michael J. Carroll, President
                                                and Chief Executive Officer