Form 10QSB
period 1996-06-30
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1996-08-19
CIK 898630

As filed with the Securities and Exchange Commission on August 19, 1996


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB
                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                           Commission File No. 0-21852
                       ----------------------------------

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        94-3123210
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification Number)


        1265 Naperville Drive, Romeoville, Illinois 60446 (630) 759-7666 (Address and telephone number of registrant's principal executive offices)

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

                                 YES |X|            NO |_|

As of August 12, 1996 the Registrant had outstanding 8,210,026 shares of common stock.

                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC..
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

PART I.....................................................................  1
     Item 1.  Financial Statements.........................................  1
              Condensed Consolidated Balance Sheet.........................  1
              Condensed Consolidated Statement of Operations...............  3
              Condensed Consolidated Statements of Cash Flows..............  4
              Notes to Condensed Consolidated Financial Statements.........  5
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  10

PART II...................................................................  14
     Item 1.  Legal Proceedings...........................................  14
     Item 2.  Changes in Securities.......................................  14
     Item 3.  Defaults Upon Senior Securities.............................  14
     Item 4.  Submission of Matters to a Vote of Security Holders.........  14
     Item 5.  Other Information and Subsequent Events.....................  15
     Item 6.  Exhibits and Reports on Form 8-K............................  15

Signatures................................................................  16

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                     ASSETS

                                                                       June 30,           September 30,
                                                                        1996                  1995
                                                                 -------------------   -------------------
Current Assets:
   Cash and cash equivalents                                             $        -          $         -
   Accounts receivable, less allowance for doubtful
     accounts of $203,751 and $349,136, respectively
                                                                            465,274               995,665
   Inventory, less valuation allowance of $150,000                        1,609,498             2,545,940
   Prepaid expenses and other assets                                        110,016                28,296
                                                                 -------------------   -------------------

      Total current assets                                                2,184,788             3,569,901
                                                                 -------------------   -------------------

Property and equipment, at cost:
   Furniture and equipment
                                                                            601,034               599,307
   Automobiles and trucks
                                                                            119,193               119,193
   Leasehold improvements
                                                                            109,560               109,408
                                                                 -------------------   -------------------

                                                                            829,787               827,908
   Less: Accumulated depreciation and amortization
                                                                            592,279               515,042
                                                                 -------------------   -------------------

      Total property and equipment
                                                                            237,508               312,866
                                                                 -------------------   -------------------

Other assets:
   Deposits
                                                                             28,298                28,298
   Intangible assets, net of accumulated amortization of
     $625,473 and $382,019                                                2,353,421             2,596,875
                                                                 -------------------   -------------------

      Total other assets                                                  2,381,719             2,625,173
                                                                 -------------------   -------------------

      Total assets                                                  $     4,804,015       $     6,507,940
                                                                 ===================   ===================

                          The accompanying notes are an
                       integral part of these statements.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,           September 30,
                                                                   1996                  1995
                                                            --------------------  -------------------
Current liabilities:
   Bank overdrafts                                             $        100,913     $        251,078
   Current portion of long-term debt                                    296,358              324,660
   Accounts payable                                                   1,707,600            2,070,526
   Notes payable to bank                                              4,375,304            4,396,126
   Current portion of capitalized lease obligations                      18,111               14,687
   Deposits                                                               8,274               24,243
   Accrued liabilities                                                  764,030              666,346
   Notes payable to related parties                                     180,000              207,679
                                                                        -------              -------

      Total current liabilities                                       7,450,590            7,955,345
                                                               ----------------     ----------------

Long-term debt:
   Long-term debt, less current portion                                 365,187              378,128
   Capitalized lease obligations, less current portion                   34,943               53,186
                                                               ----------------      ---------------

      Total long-term debt                                              400,130              431,314
                                                               ----------------      ---------------
      Total liabilities                                               7,850,720            8,386,659
                                                               ----------------      ---------------

Stockholders' equity (deficit):
   Common stock: $0.001 par value; authorized
      25,000,000 shares; 7,672,525 and 7,656,025
      shares issued and outstanding at
      June 30, 1996 and September 30, 1995                                7,673                7,656
   Additional paid-in capital                                         8,252,378            8,240,020
   Accumulated deficit                                              (11,306,756)         (10,126,395)
                                                               ----------------       --------------

      Total stockholders' equity (deficit)                           (3,046,705)          (1,878,719)
                                                               ----------------       --------------

      Total liabilities and stockholders' equity (deficit)      $     4,804,015      $     6,507,940
                                                               =================     ================

                          The accompanying notes are an
                       integral part of these statements.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               For the three months ended           For the nine months ended
                                                        June 30,                           June 30,
                                        ----------------------------------- ----------------------------------

                                              1995              1996              1995             1996
                                              ----              ----              ----             ----
                                                                             (as restated-
                                                                              See Note 2)

Sales                                      $ 2,650,486       $ 1,854,685      $ 10,803,486     $ 6,427,413

Less:
  Cost of Sales                            $ 2,076,159         1,404,056         8,711,233       4,920,995
  Selling, general and
     administrative expenses                   992,884           655,002         3,630,626       2,186,319
  Inventory loss                                  --                --             770,033            --
Restructuring charge expense                      --                --             230,525            --
                                            ----------       -----------       -----------      ----------
Income (loss) from operations                 (418,557)         (204,373)       (2,538,931)       (679,901)
                                            ----------       -----------       -----------      ----------

Other income (expenses):
   Interest income                                --                   7             7,471              52
   Interest expense                           (205,876)         (175,360)         (485,889)       (500,512)
   Other income (expense)                       (5,343)              --             14,907             --
                                            ----------        -----------      -----------       ---------

      Other income (expense), net             (211,219)         (175,353)         (463,511)       (500,460)
                                            ----------        -----------      -----------       ---------

Net income (loss)                          $  (629,776)      $  (379,726)     $ (3,002,442)    $(1,180,361)
                                            ==========        ===========      ===========      ===========

Loss per common share:

   Net Loss                                      (0.09)            (0.05)            (0.62)          (0.15)
                                            ==========        ==========       ===========      ===========

   Weighted average number of
      common shares outstanding              6,717,975         7,672,525         4,845,348       7,671,150
                                            ===========       ==========       ===========      ===========

                          The accompanying notes are an
                       integral part of these statements.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            For the nine months ended
                                                                                    June 30,
                                                                     --------------------------------------
                                                                            1995                1996
                                                                            ----                ----
                                                                        (as restated-
                                                                          See Note 2)
Cash flows from operating activities:
   Net income (loss)                                                   $     (3,002,442)    $   (1,180,361)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation
                                                                                 87,653             77,237
      Amortization
                                                                                135,564            243,454
      Other
                                                                                  5,160
      Changes in current assets and liabilities:
         Accounts receivable                                                  1,494,350
                                                                                                   530,391
         Inventory                                                            1,457,121
                                                                                                   936,442
         Prepaid expenses
                                                                                (58,031)           (81,720)
         Other assets
                                                                                    138                  -
         Accounts payable, trade and accrued liabilities
                                                                               (470,242)          (281,210)
                                                                     -------------------  -----------------
      Net cash used in operating activities
                                                                               (350,729)           244,232
                                                                     -------------------  -----------------
Cash flows from investing activities:

Proceeds from sale of equipment (as received)                                   21,250                  -
   Acquisition of equipment
                                                                                (66,513)            (1,879)
                                                                     -------------------  -----------------
      Net cash used in investing activities
                                                                                (45,263)            (1,879)
                                                                     -------------------  -----------------
Cash flows from financing activities:
   Increase (decrease) in bank overdrafts
                                                                               (396,683)          (150,165)
   Increase (decrease) in borrowings under line of credit
                                                                                149,696            (20,822)
   Net proceeds from issuance of common stock
                                                                                220,450             12,375
   Increase in long-term debt
                                                                                      -                  -
   Decrease in long-term debt
                                                                                (35,048)           (41,243)
   Increase (decrease) in capital leases
                                                                                 (1,523)           (14,818)
   Repayment of debt - related party
                                                                                (18,783)           (27,679)
   Proceeds from issuance of promissory notes-related party
                                                                                200,000                  -
                                                                     -------------------  -----------------
Net cash provided by financing activities
                                                                                118,109           (242,352)
                                                                     -------------------  -----------------
Net decrease in cash
                                                                               (277,883)                 -
Cash and cash equivalents at beginning of period
                                                                                277,883                  -
                                                                     -------------------  -----------------
Cash and cash equivalents at end of period
                                                                       $              -     $            -
                                                                     -------------------  -----------------

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


         (B)      Significant Matters Affecting Comparability

         During the year ended September 30, 1995, the Company underwent significant structural, management and operational changes, and as a result thereof, the operating results for the three and nine months ended June 30, 1995 lack, in several respects, comparability to the results of operations for the three and nine months ended June 30, 1996.

         Until the second quarter of fiscal 1995, the Company operated facilities in Hayward, California and Lawrenceville, Georgia (which represented the Company's original operations), Jacksonville, Florida (which was acquired in January 1994 in the Company's acquisitions of certain assets of Progressive Ophthalmic Instruments, Inc. ("POI") ) and Romeoville, Illinois (which was added with the Company's July 1994 acquisition of MOI). During the second quarter of fiscal 1995, the Company underwent a change in management, as further described below, and new management decided to close all but the Romeoville, Illinois facility.

         Pursuant to an agreement, dated April 1, 1995, between the Company, Robert A. Davis (the Company's former Chief Executive Officer, Chief Financial Officer, and President), certain partnerships in which Mr. Davis has an interest, Michael J. Carroll, James J. Urban and Brian M. Carroll (the "Separation Agreement:), Mr. Davis and Mr. Dallas Talley, resigned their positions with the Company and Messrs. Michael Carroll and James Urban were elected to fill the vacancies on the Company's board of directors. The Separation Agreement also provided that: (I) Mr. Davis would contribute 800,000 shares of the Common Stock back to the Company; and (ii) Mr. Davis would forgive $200,000 owed to him by the Company. Under the Separation Agreement, the Company agreed to indemnify Mr. Davis for and against any claims, other than for fraud and certain types of negligence, which might be made in connection with Mr. Davis's service as an officer or director of the Company.

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

         A result of these substantial changes in the Company's operations is that operating results for the nine months ended June 30, 1995 and 1996 lack comparability. The results for the nine months ended June 30, 1995, through March 31, 1995, primarily reflect MOI and the Company operating separately and prior to the restructuring efforts initiated by current management during the second quarter of fiscal 1995. Conversely, the operating results for the nine months ended June 30, 1996 are predominated by the results of MOI's operations, which formed the core of the Company's activities after the changes discussed above.

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

         Effective July 1, 1995, the Company reduced the estimated useful life for goodwill related to the acquisition of MOI (see Note 4) from 30 years to 15 years. This change was made to reflect management's revised estimate of the useful life of the MOI goodwill, which was revised to reflect the significance of certain key personnel at MOI and the rate at which the ophthalmic industry could change.

         Amortization expense charged to operations was $135,564 for the nine months ended June 30, 1995 and $243,454 for the nine months ended June 30, 1996.


2.       CORRECTION OF ERRORS

         In January 1995, a special committee of the Company's board of directors initiated an investigation into the circumstances surrounding the timing and causes of certain inventory allowances, sales and bad debt provisions, and goodwill provisions recorded in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995. As a result of that investigation, the Company determined that in both fiscal 1993 and fiscal 1994, the Company:
(i) recorded sales for products not actually ordered by or shipped to customers;
(ii) recorded sales in advance of the actual shipment of the products; (iii) failed to provide adequate allowances for slow moving or obsolete inventories; and (iv) failed to provide adequate allowances for doubtful accounts receivable. As a result of the above, the Company's consolidated financial statements for the fiscal years ended 1993 and 1994, the quarter ended December 31, 1994, the six months ended March 31, 1995, and the nine months ended June 30, 1995 were restated to correct the aforementioned errors.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

2.       CORRECTION OF ERRORS (Continued)

         The investigation commenced in January 1995 also attempted to determine the specific causes, and the timing thereof, of the $2.5 million and $1.1 million inventory loss provisions recorded and reflected in the financial statements for fiscal 1994 and the first quarter of fiscal 1995. It was determined that the 1994 inventory write-downs and the majority of the 1995 inventory write-downs were most likely the result of the loss of inventories caused by poor controls over inventories issued to sales representatives and the transfer of the Company's inventories previously located in California to Florida in connection with the transfer of its operations to that location after the acquisition of POI. Of the $1.1 million write-down in fiscal 1995, $323,967 was determined to represent the costs of sales associated with the sales previously recorded in fiscal 1994, and now recorded in fiscal 1995, and accordingly that amount is now included in cost of sales. However, because of the previously poor controls and recordkeeping, the Company was not able to determine in the investigation the causes and timing with specificity, other than to conclude that the $2.5 million and the remaining $770,033 losses were properly treated as fiscal 1994 and fiscal 1995 charges, respectively.

         The adjustments described above and recorded in the first quarter of fiscal 1995 changed the amounts previously reported by the Company for the nine months ended June 30, 1995 as follows:

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

         The adjustments described above changed the amounts previously reported by the Company for net loss and net loss per share for the nine months ended June 30, 1995 as follows:

Net loss
         As previously reported                      $3,390,317
         As restated                                 $3,002,442

Net loss per share
         As previously reported                      $     (.69)
         As restated                                 $     (.62)

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

         The Company is in default under the terms of its revolving credit facility with Silicon Valley Bank ("Silicon"), which is the Company's principal credit facility. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers and, as a consequence, is currently unable to obtain otherwise customary trade credit terms and must purchase products on limited credit terms or with payment on delivery.

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

         The Company is currently in the process of negotiating the terms of a restructuring of its outstanding debt. In connection therewith, on July 29, 1996, the Company received a proposal from Silicon pursuant which Silicon has set forth the terms upon which Silicon would convert approximately $3 million owing to Silicon into shares of the Company's Common Stock at a conversion rate of $1.52 per share, and transfer the remaining $1.8 million owing to Silicon into a new credit facility with Silicon. Silicon's proposal is conditioned on, among other things: (i) the Company's simultaneous receipt of at least $1 million of proceeds from the private placement of its securities; (ii) the Company's conversion of certain amounts owed to trade suppliers into equity securities or long-term notes, and (iii) the personal guarantees of Messrs.
Michael Carroll, James Urban, and Brian Carroll for an amount not to exceed $200,000.

         The aforementioned proposal provides that the Company may borrow up to the $1.8 million (assuming reduction of the $1.8 million currently contemplated to be outstanding upon consummation of Silicon's proposal) based on 80% of eligible accounts receivable and 50% of eligible inventories (not to exceed $1,000,000). In addition, upon execution of the proposed credit facility, the Company's interest rate on all borrowing would be reduced to 2% over Silicon's prime lending rate. The proposal provides for a maturity date of July 29, 1997 on the new credit facility.

         The Company does not have firm commitments for the equity investments that the implementation of the Silicon proposal would require, but it has received verbal indication of the availability of such funds. In addition, although the Company has not yet executed definitive agreements with its trade suppliers, the Company is negotiating the terms of the conversion of trade debt into equity securities and/or long term notes and the Company has received verbal indication of acceptance of proposals by the Company to certain trade suppliers pursuant to which over $1 million of trade debt would be converted to equity securities and/or long term notes.

         Management believes that the completion of a restructuring of its debt financing within the parameters described above would allow it to reduce outstanding trade debt and obtain trade credit (to date the Company has received written and verbal assurances for additional trade credit of approximately $300,000, conditioned upon the above restructuring). Those steps, taken together, would, in the opinion of management, allow the Company to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain the products necessary to accept and fill customer orders on a timely basis. The Company believes that increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

         There can be no assurance that definitive agreements for the elimination of the outstanding debt owed to Silicon and the Company's trade suppliers will be reached or that if such agreements are reached, they will be upon the terms set forth above. Additionally, although it has been represented to the Company by trade creditors that its credit would be increased upon the restructuring described above, there can be no assurance that the Company would in fact receive such trade credit upon the completion of such a restructuring, or that all of these steps, if completed, will in fact allow the Company to increase its sales. The failure of any of these steps would force the Company to significantly reduce its operations in order to reduce expenses or take other significant actions to resolve its liquidity constraints.


4.       SHORT TERM DEBT - RELATED PARTY

         In September 1995, Michael J. Carroll and James J. Urban, the Company's President/Chief Executive Officer and Senior Vice President/Chief Operating Officer, respectively, loaned an aggregate of $100,000 to the Company in exchange for 90-day promissory notes. In addition, Linda Zimdars, a member of the Company's board of directors, loaned $100,000 to the Company in exchange for a 90-day promissory note. The note to Ms. Zimdars is personally guaranteed by Messrs. M. Carroll and Urban. The notes bear interest at 15% per annum. In December 1995, a payment of $10,000 was made on the note to Messrs. Carroll and Urban and a payment of $10,000 was made on the note to Ms. Zimdars. In April 1996, the notes were amended to extend their maturity to July 1, 1996. The Company is currently negotiating with Messrs. Carroll and Urban, and Ms. Zimdars in which a portion or all of the amounts outstanding under the notes would be converted into shares of the Company's Common Stock.

         In February 1996, the Company borrowed an additional $150,000 from related parties under 24-day promissory notes bearing interest at the rate of 1% per annum above the prime lending rate in effect from time to time. A loan origination fee of 3% was also paid. Of the aggregate of $150,000, (i) $50,000 was borrowed from each of Michael Carroll and James Urban; and (ii) $50,000 was borrowed from Linda Zimdars. In March 1996, a payment of $12,500 was made to each of Messrs. Carroll and Urban, and in May 1996, the balance of the notes to Messrs. Carroll and Urban were repaid. The note to Ms. Zimdars was repaid in May 1996.

5.       STOCKHOLDERS EQUITY

         In July 1996, pursuant to the terms of a consulting agreement, as amended, between the Company and Tiger Eye Acquisitions L.L.C. (formerly Kalo Acquisitions, L.L.C.), the Company issued 600,000 shares of the Company's common stock to Tiger Eye Acquisitions, L.L.C..

6.       COMMITMENTS

         On May 10, 1996, the Company consolidated its facilities located in buildings in Romeoville, Illinois. In connection with the relocation, the Company was released from its obligations under the existing facilities lease and entered into a new lease commencing on May 10, 1996 for a term of 60 months with a monthly obligation of approximately $10,100.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         During fiscal 1995, the Company underwent significant structural, management and operational change, and as a result thereof, the operating results for the nine months ended June 30, 1996 lack, in several significant respects, comparability to the results of operations for the nine months ended June 30, 1995.

         Until the second quarter of fiscal 1995, the Company operated the Hayward Facility, the Georgia Facility, a Jacksonville, Florida Facility (which was added with the Company's acquisition of Progressive Ophthalmic Instruments, Inc., previously defined as "POI") and a Romeoville, Illinois facility (which was added with the Company's acquisition of Midwest Ophthalmic Instruments, Inc., previously defined as "MOI"). During the second quarter of fiscal 1995, the Company underwent a change in management, as described below, and, under new management, decided to close all but the Romeoville facility.

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

         In January 1995, the new management of the Company commenced its attempt to restructure the Company's operations around the MOI operations acquired by the Company in July 1994. As a result, the Hayward Facility, the Jacksonville Facility and the Georgia Facility were closed. Additionally, the Company instituted throughout its sales force compensation structures and other policies similar to those historically used by MOI, which included: (i) the use of sales quotas and scheduling requirements; (ii) a commission structure that contained lower base and higher incentive components; (iii) greater accountability for expenses and inventory; and (iv) limits on competitive activities. As a result of these changes, approximately 50% of the Company's prior sales representatives terminated their representation of the Company or were dismissed. Some but not all of these representatives have been replaced and, as a result, the Company has lost representation in certain geographic areas or with certain accounts previously serviced by it.

         It is as a result of these substantial changes in the Company's operations, that operating results for the nine months ended June 30, 1995 and June 30, 1996 lack comparability. The nine months ended June 30, 1995 results primarily reflect, through March 31, 1995, MOI and the Company operating separately and prior to the restructuring efforts initiated by current management during the second quarter of fiscal 1995. Conversely, the operating results for the nine months ended June 30, 1996 are predominated by the results of MOI's operations, which formed the core of the Company's activities after the changes discussed above.

Restatement for the nine months ended June 30, 1995

         In January 1995, a special committee of the Board of Directors initiated an investigation into the circumstances surrounding the timing and cause of certain inventory allowances, sales and bad debt provision, and goodwill provision recorded in the fourth quarter of fiscal 1994 and in the first quarter of fiscal 1995. As a result of the investigation, the Company has determined that, in both fiscal 1993 and 1994, the Company: (i) recorded sales for products not actually ordered by or shipped to customers; (ii) recorded sales in advance of the actual shipment of the products; (iii) failed to provide adequate allowances for slow moving or obsolete inventories; and (iv) failed to provide adequate allowances for doubtful accounts receivable. The financial statements for the fiscal years ended September 30, 1993 and 1994, the quarter ended December 31, 1994, and the nine months ended June 30, 1995 have been restated to correct these errors in the application of generally accepted accounting principles. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         The special investigation which was commenced in January 1995 also attempted to determine the specific causes, and the timing thereof, of the $2.5 million and $1.1 million inventory loss provisions recorded and reflected in the financial statements for fiscal 1994 and the first quarter of 1995. It was determined that the 1994 inventory write-downs and the majority of the 1995 inventory write-downs were most likely the result of the loss of inventories caused by previously poor controls over inventories issued to sales representatives and the transfer of the Hayward Facility inventories to the Jacksonville and Georgia Facilities in connection with the transfer of its operations to those locations after the acquisition of POI. Of the $1.1 million write-down in the first quarter of fiscal 1995, $323,967 was determined to represent the costs of sales associated with sales previously recorded in fiscal 1994, which had been incorrectly reversed in the first quarter of fiscal 1995, and accordingly that amount is now included in cost of sales. However, because of the previously poor controls and recordkeeping, the Company was not able to determine in the investigation the causes and timing with specificity, other than to conclude that the $2.5 million and remaining $770,033 losses were properly treated as fiscal 1994 and fiscal 1995 charges, respectively.

Going Concern and Management's 1996 Plans

         As discussed in the notes to the condensed consolidated financial statements and elsewhere herein, the Company is in default under the terms of its revolving credit facility with Silicon, which is the Company's principal credit facility. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers and one trade creditor has filed a lawsuit seeking payment of outstanding amounts owed to it. As a consequence, the Company is currently unable to obtain otherwise customary trade credit terms and must purchase product on limited credit terms or with payment on delivery.

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

         The Company is currently in the process of negotiating the terms of a restructuring of its outstanding debt. In connection therewith, on July 29, 1996, the Company received a proposal from Silicon pursuant which Silicon has set forth the terms upon which Silicon would convert approximately $3 million owing to Silicon into shares of the Company's Common Stock at a conversion rate of $1.52 per share, and transfer the remaining $1.8 million owing to Silicon into a new credit facility with Silicon. Silicon's proposal is conditioned on, among other things: (i) the Company's simultaneous receipt of at least $1 million of proceeds from the private placement of its securities; (ii) the Company's conversion of certain amounts owed to trade suppliers into equity securities or long-term notes, and (iii) the personal guarantees of Messrs.
Michael Carroll, James Urban, and Brian Carroll for an amount not to exceed $200,000.

         The aforementioned proposal provides that the Company may borrow up to the $1.8 million (assuming reduction of the $1.8 million currently contemplated to be outstanding upon consummation of Silicon's proposal) based on 80% of eligible accounts receivable and 50% of eligible inventories (not to exceed $1,000,000). In addition, upon execution of the proposed credit facility, the Company's interest rate on all borrowing would be reduced to 2% over Silicon's prime lending rate. The proposal provides for a maturity date of July 29, 1997 on the new credit facility.

         The Company does not have firm commitments for the equity investments that the implementation of the Silicon proposal would require, but it has received verbal indication of the availability of such funds. In addition, although the Company has not yet executed definitive agreements with its trade suppliers, the Company is negotiating the terms of the conversion of trade debt into equity securities and/or long term notes and the Company has received verbal indication of acceptance of proposals by the Company to certain trade suppliers pursuant to which over $1 million of trade debt would be converted to equity securities and/or long term notes.

         Management believes that the completion of a restructuring of its debt within the parameters described above would allow it to reduce outstanding trade debt and obtain trade credit (to date the Company has received written and verbal assurances for additional trade credit of approximately $300,000 conditioned upon the above restructuring). Those steps, taken together, would, in the opinion of management, allow the Company to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain the products necessary to accept and fill customer orders on a timely basis. The increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

         There can be no assurance that definitive agreements for the elimination of the outstanding debt owed to Silicon and the Company's trade suppliers will be reached or that if such agreements are reached, they will be upon the terms set forth above. Additionally, although it has been represented to the Company by trade creditors that its credit would be increased upon the restructuring described above, there can be no assurance that the Company would in fact receive such trade credit upon the completion of such a restructuring, or that all of these steps, if completed, will in fact allow the Company to increase its sales. The failure of any of these steps would force the Company to significantly reduce its operations in order to reduce expenses or take other significant actions to resolve its liquidity constraints.


Results of Operations

         Sales declined by $4,376,073 to $6,427,413 for the nine months ended June 30, 1996 from $10,803,486 for the nine months ended June 30, 1995. The previously discussed changes in the Company's sales operations, and the Company's lack of working capital, were the dominant reason for the overall decline in sales.

         The Company's gross margin on sales decreased from $2,092,253 for the nine months ended June 30, 1995 to $1,506,418 for the nine months ended June 30, 1996. Gross margin, as a percentage of sales, was 19.4% for the nine months ended June 30, 1995 and 23.4% for the nine months ended June 30, 1996. The increase in gross margin as a percentage of sales for the nine months ended June 30, 1996 from the percentage for the nine months ended June 30, 1995 and from the Company's historical percentage is primarily attributable to the predominance of MOI's operations in the operating results for the nine months ended June 30, 1996. MOI's sales include a greater level of products it has designed, and related technical services, and as a result have historically generated a higher gross margin than those of the Company's other operations prior to the integration of MOI. The Company believes that MOI's historical gross margin levels can be maintained while efforts are made to increase sales; however, there can be no assurance that attempts to increase sales may not
require   incentive  pricing  that  would  adversely  affect  the  gross  margin percentage.

         Selling, general and administrative ("SG&A") expenses decreased from $8,711,233 for the nine months ended June 30, 1995 to $4,920,995 for the nine months ended June 30, 1996. As a percentage of sales, SG&A expenses were 33.6% for the nine months ended June 30, 1995, compared to 34% for the nine months ended June 30, 1996. The decrease in SG&A expenses is primarily a result of the consolidation and restructuring of the Company's operations, as previously described, and the lower level of sales. SG&A expenses for nine months ended June 30, 1996 included approximately $200,000 in professional fees attributable to the audit of the Company's 1994 and 1995 fiscal years and the Company's restructuring efforts.

         In connection with the closure of the Jacksonville and Georgia Facilities, the Company recorded a restructuring charge of $430,525 during the first quarter of fiscal 1995. The restructuring charge was subsequently reduced in the second quarter of fiscal 1995 upon the execution of a sub-lease agreement for the Jacksonville Facility.

         Interest expense increased from $485,889 for the nine months ended June 30, 1995 to $500,458 for the nine months ended June 30, 1996. Although the Company's debt level has decreased, the increase in interest as a percentage of outstanding debt is a result of: (i) higher interest rates occasioned by the increases in prime lending rates during the fiscal 1995 (ii) the increase, from 1% over the prime rate to 3% over the prime rate, in the interest rate charged on inventory borrowings under the Company's line of credit with Silicon; (iii) interest charged by trade creditors on outstanding past due balances; and (iv) interest charged on short term debt to related parties. See Note 4 of the Condensed Consolidated Financial Statements included elsewhere herein.

         As a result of the above, the Company reported a loss of $1,180,361 for the nine months ended June 30, 1996, compared to a loss, as restated, of $3,002,442 for the nine months ended June 31, 1995.

Liquidity and Capital Resources

         Cash flow from operations was $244,232 for the nine months ended June 30, 1996 and negative $350,729 for the nine months ended June 30, 1995. The increase in operating cash flow for the nine months ended June 30, 1996 was primarily due to decrease in the net loss, and reductions in accounts receivable and inventory.

         The Company's revolving credit facility with Silicon, which allowed borrowing based on 80% of eligible accounts receivable and 50% of eligible inventories (net of trade accounts payable), became overdrawn as the result of the fourth quarter 1994 and first quarter 1995 inventory losses, which reduced the available borrowing base. On April 1, 1995, Silicon agreed to extend (until February 6, 1996 and then to April 15, 1996) the terms of the original revolving credit agreement, and to forbear exercise of its rights thereunder resulting from the Company's defaults with respect to the financial covenants, provided that the Company made certain scheduled reductions in both the total amounts outstanding under the facility and in the amount by which the borrowings under the facility were in excess of the amount available under the borrowing base formula. Silicon also agreed to make an additional advance of $550,000 (the "flat rate loan"). The interest rate on all borrowing was reset at 3% above Silicon's prime lending rate, subject to reduction as the amount of the Company's over formula borrowing decreased. The Company is currently negotiating with Silicon and has received a proposal from Silicon which would provide for the repayment and conversion into equity securities of the Company of amounts outstanding under the line of credit. See Note 3 of the Condensed Consolidated Financial Statements included elsewhere herein.

         At various times during fiscal 1995 and the nine months ended June 30, 1996, the Company was not in compliance with the limits on total borrowing or over formula borrowing contained in the April 1, 1995 forbearance agreement with Silicon. As of July 31, 1996, the Company's total indebtedness to Silicon of approximately $4,800,000 million continues to exceed the limits on total borrowings and over formula borrowings. Such delinquencies constitute events of default. As previously discussed, the Company is currently engaged in negotiation for the elimination of a significant amount of the debt owed to Silicon and, to date, Silicon has chosen not to exercise its rights under these events of default. However, there can be no assurance that a final agreement with Silicon will be reached, and if reached, that the Company will be able to implement the agreement. Additionally, there can be no assurance that Silicon will continue to forbear in the exercise of its rights resulting from the Company's defaults.

         The defaults under the Silicon credit facility prevented the Company from obtaining new credit from which to generate working capital for any significant reductions of amounts owed to trade creditors. As a result, the Company continues to be delinquent with respect to its obligations to trade creditors, including the obligations the Company had previously restructured under payment schedules ranging from eight to twelve months. The Company's failure to adhere to these payment schedules resulted in one of the creditors filing a lawsuit seeking repayment of the amounts owed to it and impaired its ability to obtain new trade credit, which, as previously discussed, adversely affected operations by preventing the Company from obtaining the products necessary to fulfill certain customer orders. The Company is, however, in negotiations with certain of its trade creditors to convert outstanding indebtedness owed to such trade creditors into equity securities and/or long term notes and to provide for new or increased credit availability from such trade suppliers. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere herein.



PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

         On April 26, 1996, the Eastman Kodak Company ("Kodak") filed a complaint against the Company in the United States District Court for the Northern District of Illinois, Eastern Division (Docket No. 96C 2519), alleging default by the Company under provisions of a certain promissory note (the "Note") and seeking to recover amounts outstanding under the Note. The Note, dated March 7, 1996, is in the principal amount of $296,604.44 and was issued by the Company in favor of Kodak in connection with repayment of amounts owed by the Company to Kodak for products acquired by the Company. Interest under the Note accrues at the rate of 11% per annum subject to increase upon default to 15% per annum. Repayment of principal and interest under the Note is payable in installments upon the last day of each month through July 31, 1996. A portion of the principal under the Note was repaid and reduced by the return to Kodak of unused product. The complaint alleges that there remains outstanding $223,104.44 (exclusive of interest, fees, costs and late charges). On August 2, 1996, the Company received acceptance of a proposal that the Company submitted to Kodak in which Kodak would dismiss the aforementioned lawsuit, without prejudice, in exchange for the receipt of: (i) the Company's execution of a 24 month promissory note in favor of Kodak, with payment thereunder to start 90 days from execution, in the amount of $66,631.33 bearing interest at 10%, and (ii) 102,285 shares of the Company's common stock. Consummation of such a settlement will not result in a charge against operating results.

         Other than set forth herein, the Company is not aware of any pending or ongoing litigation to which the Company is or would be a party to although the Company may be subject to legal action as a result of the delinquency of debts owed to Silicon, certain other trade creditors and certain consultants. The Company has been negotiating with Silicon and its other creditors to resolve outstanding issues with such entities as to repay such debts on terms favorable to the Company and its creditors. Other than set forth herein, the Company is not aware of any pending or ongoing litigation to which the Company is or would be a party.

Item 2.  Changes in Securities.

         There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

Item 3.  Defaults Upon Senior Securities.

         Other than as set forth herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There have been no matters submitted to a vote of security holders during the nine months ended June 30, 1996.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  The following exhibits are filed herewith:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC..


Date:    June 14, 1996                By:  /S/  Michael J. Carroll
                                                ---------------------------
                                                Michael J. Carroll, President
                                                and Chief Executive Officer