Form 10KSB/A
period 1995-09-30
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1996-10-01
CIK 898630

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A#1
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21852
                        ---------------------------------

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
          DELAWARE                                           94-3123210
   (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

        1265 NAPERVILLE DRIVE, ROMEOVILLE, ILLINOIS 60446, (630)759-7666
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                         -------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(G) of the Exchange Act: Common Stock, $0.001 par value; Redeemable Common Stock Purchase Warrants; and Units, each Unit consisting of one share of Common Stock, $0.001 par value, and one Redeemable Common Stock Purchase Warrant.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 OR 15(d) of the Exchange Act during the past twelve months (or for such period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended september 30, 1995 totaled $13,316,949.

As of April 19, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $1,551,253.40.

As of april 19, 1996, there were 7,610,026 shares of Common Stock outstanding.

Documents incorporated by reference: CErtain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. In addition: (a) the Amended And Restated Current Report on Form 8- K/A#1, dated July 1, 1994 (File No. 0-21852); (b) the Current Report on Form 8-K, dated April
 1, 1995 (File No. 0-21852); and (c) The Amended And Restated Current Report on Form 8-K/A #1, dated November 27, 1995 (File No. 0-21852) have each been incorporated by reference herein.

Transitional Small Business Disclosure Format:     Yes  [ ]    No  [X]

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         THE FOLLOWING TABLE SETS FORTH AS OF THE DATE HEREOF, CERTAIN INFORMATION WITH RESPECT TO STOCK OWNERSHIP OF: (I) ALL PERSONS KNOWN BY THE COMPANY TO BE BENEFICIAL OWNERS OF FIVE PERCENT OR MORE OF OUTSTANDING COMMON STOCK; (II) EACH OF THE COMPANY'S DIRECTORS AND EXECUTIVE OFFICERS; AND (III) ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (5 PERSONS). UNLESS OTHERWISE INDICATED, THE BENEFICIAL OWNERS HAVE SOLE VOTING AND INVESTMENT POWER OVER THE SHARES OF COMMON STOCK LISTED BELOW.


                                                                     % of Outstanding Shares
               Name and Address             Number of Shares             of Common Stock
            of Beneficial Owner(1)         Beneficially Owned         Beneficially Owned(2)
---------------------------------------  ----------------------      -----------------------
Michael J. Carroll                          1,334,211(3)                17.4%

James J. Urban                              1,334,210(4)                17.4%

Brian M. Carroll                               17,105(5)                  .3%

Philip G. Winters                             702,000(6)                 8.55%

Linda S. Zimdars                              157,359(7)                 1.75%

Robert A. Davis                               435,909                    5.69%
All Executive Officers & Directors          3,527,780(8)                45.35%

     as a Group (5 Persons)
--------------------

(1) Michael Carroll, James Urban, Brian Carroll and Linda Zimdars may be contacted at 1265 Naperville Drive, Romeoville, Illinois 60446. Philip Winters may be contacted at 324 North San Mateo Drive, San Mateo, California 94401. Robert A. Davis may be contacted at 614 Waterbury Lane, Naperville, Illinois 60565.

(2) Unless otherwise noted, the Company believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days from the date hereof have been exercised or converted, as the case by be. Does not give effect to the exercise of: (i) an outstanding option granted to the underwriter of the Company's initial public offering (or the securities underlying the same); (ii) outstanding warrants; or (iii) warrants issued by the Company to Silicon
(3) Includes: (a) 71,711 shares of Common Stock issued by the Company in connection with the acquisition of MOI; (b) 125,000 shares of Common Stock purchased by the noted stockholder in connection with the Company's execution of the forbearance agreement with Silicon; (c) 1,100,000 shares of Common Stock issued upon conversion of $550,000 in debt owed to the noted stockholder in connection with the Company's acquisition of MOI; and
     (d) 25,000 shares of Common Stock issued to the noted stockholder in connection with the conversion of 5% Convertible Notes.
(4) Includes: (a) 71,711 shares of Common Stock issued by the Company in connection with the acquisition of MOI; (b) 125,000 shares of Common Stock purchased in connection with the Company's execution of the forbearance agreement with Silicon; (c) 1,100,000 shares of Common Stock issued upon conversion of $550,000 in debt owed to the noted stockholder in connection with the Company's acquisition of MOI; and (d) 25,000 shares issued to the noted stockholder in connection with the conversion of certain 5% Convertible Notes.
(5) Reflects shares of Common Stock issued to the noted stockholder in connection with the acquisition of MOI. (6) Includes 72,000 shares of Common Stock issuable upon exercise of certain warrants held by Dr. Winters, 30,000 shares of Common Stock issuable upon exercise of stock options held by Dr. Winters and 600,000 shares of Common Stock issued to Dr. Winters in connection with the conversion of certain 5% Convertible Notes.
(7) Includes 75,000 shares issued to Ms Zimdars in connection with the conversion of certain 5% Convertible Notes, 45,000 shares of Common Stock issuable upon exercise of stock options and 25,000 shares of Common Stock issuable upon exercise of certain warrants held by Ms. Zimdars.

         There are no agreements or other arrangements or understandings known to the Company concerning the voting of the Common Stock or otherwise concerning control of the Company which are not disclosed herein. There are no pre-emptive rights applicable to the Company's securities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


Dated:  September 30, 1996          By: /s/ Michael J. Carroll
                                        ----------------------
                                            Michael J. Carroll, President