Form 10KSB
period 1996-09-30
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1997-01-14
CIK 898630

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB
                          [X] ANNUAL REPORT UNDER SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                       [  ] TRANSITION REPORT UNDER SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 0-21852
                                    ______________
                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                    (Name of small business issuer in its charter)
        Delaware                                              94-3123210
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

          1265 Naperville Drive, Romeoville, Illinois 60446, (630) 759-7666
            (Address and telephone number of principal executive offices)
                                    _____________

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value; Redeemable Common Stock Purchase Warrants and Units, each Unit consisting of one share of Common Stock, $0.001 par value, and one Redeemable Common Stock Purchase Warrant.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended September 30, 1996 totaled $8,469,994.

As of December 11, 1996 , the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $ 9,284,581.

As of December 31 , 1996, there were 16,276,057 shares of Common Stock outstanding.

Documents incorporated by reference:  None


Transitional Small Business Disclosure Format:   Yes     No  X
                                                     ---    ---

                                 INDEX TO FORM 10-KSB
                                          OF
                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                                                                         Page
                                                                         ----
                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................1

ITEM 2.  DESCRIPTION OF PROPERTY ..........................................6

ITEM 3.  LEGAL PROCEEDINGS ................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............7

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS .............................................7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION ................................................8

ITEM 7.  FINANCIAL STATEMENTS .............................................F-1

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE ...........................13

                                       PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT ..............................................13

ITEM 10. EXECUTIVE COMPENSATION ...........................................15

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT ............................................17

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................20

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General - The Company

    Franklin Ophthalmic Instruments Co., Inc., a Delaware corporation (the "Company"), was incorporated pursuant to the laws of the State of Delaware in November 1992. Franklin Ophthalmic Instruments Co., Inc., a California corporation ("FOI-California"), was incorporated pursuant to the laws of the State of California in September 1990. Effective January 1993, FOI-California was merged with and into the Company. The Company was formed by FOI-California in order to enable FOI-California to reincorporate in the State of Delaware. Unless otherwise indicated, references made hereinafter to the Company include FOI-California.

    FOI-California was incorporated for the purpose of acquiring the ophthalmic instrument distribution division of Franklin Optical Company ("Franklin Optical"), which was incorporated in the State of California in 1932. Franklin Optical's primary business was operating retail locations in California and Hawaii which dispensed prescription eyeglasses and contact lenses. Franklin Optical also operated an ophthalmic instrument distribution division. In June 1990 and September 1990, respectively, Franklin Optical sold its two lines of business in separate transactions. The ophthalmic instrument distribution division was purchased by the Company. The retail dispensing business was sold by Franklin Optical to a third party and continued to operate in California as Franklin Optical Company. Franklin Optical Company is not affiliated with the Company.

    In July 1993, the Company completed its initial public offering (the "Initial Public Offering") at which time the Company issued 1,437,500 Units (the "Units"). The initial offering price of each Unit was $4.00 per Unit. The components of each Unit were immediately separable and consisted of one share of Common Stock and one Class A Common Stock Purchase Warrant each exercisable to purchase one share of Common Stock at an exercise price of $5.00 per share through July 1998 (the "Class A Warrants"). The Company received net proceeds from the Initial Public Offering, after deducting offering expenses, of $4,084,766.

    In January 1994, the Company acquired certain of the assets and assumed certain of the liabilities of Progressive Ophthalmic Instruments, Inc., a Florida corporation ("POI"). Shortly thereafter, the Company relocated its operations from Hayward, California to Jacksonville, Florida, where POI was located.

    In July 1994, the Company acquired all of the issued and outstanding shares of common stock of Midwest Ophthalmic Instruments, an Illinois corporation ("MOI"). MOI initially operated as a wholly owned subsidiary, and was eventually dissolved and merged into the Company in March 1995. In connection with the dissolution and merger of MOI, the Company closed its operations in Jacksonville, Florida and a sales office in Lawrenceville, Georgia, and relocated its sales and operational functions to Romeoville, Illinois. In addition, along with a change of management of the Company during fiscal 1995, the management of MOI became management for the Company, and the office in Hayward, California, which then served as the Company's executive office, was closed. As a result of the above, all functions of the Company have been consolidated into Romeoville, Illinois.

THE BUSINESS

    The Company's business consists primarily of the sale and servicing of high-quality examination instruments and equipment required to furnish and outfit examination rooms of ophthalmologists, optometrists, medical organizations and clinics. The Company currently distributes over 2,000 products from over 40 manufacturers. The Company's operations and primary distribution functions are located in Romeoville, Illinois.

THE INDUSTRY

    According to the National Eye Institute, the annual expenditures to society of eye disorders, visual impairments and blindness exceed $5 billion. Disorders of the eye represent one of the most widespread health care conditions in the world today. It has been estimated that more than 67% of the world's population suffers from one or more treatable eye disorders. The most common of these disorders are cataracts, glaucoma, and refractive error.
It has been forecasted that by the year 2000, the number of people aged 65 and older in the United States will approach 35 million and the rate of eye disease will increase to eight out of ten people. This is expected to result in a significant growth in the number of ophthalmologists, optometrists and eye care centers. (Source: U.S. Ophthalmic Diagnostic Instruments & Intraocular Lens Market, Theta Corporation, February 1991, referred to hereinafter as the "Theta Report").

    The Company believes there are over 50,000 ophthalmologists and optometrists that the Company and its competitors sell to and service in the United States. Within these groups there are several sub-specialties including retina and vitreous, glaucoma, neuro, ocularplastics, pediatric, cataract, cornea, and refractive surgery. Such practitioners provide services through entities such as private individual practices, private group practices, private multi-specialty clinics, hospitals, universities and governmental agencies. The Company's belief is based upon information the Company received from Optometry Today, a leading industry publication.

    The suppliers of product and services within the ophthalmic industry can be categorized by the following: (i) ophthalmic diagnostic equipment firms ( the category in which the Company is classified), (ii) optical (glasses, frames, and contact lenses) manufacturing/fabricating and distribution firms, (iii) surgical manufacturing and distribution firms, and (iv) pharmaceutical manufacturing and distribution firms. Many firms in the industry can be further characterized as doing business in more than one of the above categories.

    The Company believes that it can be characterized as being somewhat
"unique" in the marketplace because of: (i) its level of high-tech service capability; (ii) its more than 10 years experience in developing and integrating digital imaging products for the ophthalmic marketplace; (iii) its development and integration of products such as ophthalmic workstations; and (iv) its status as the only ophthalmic distributor that is publicly owned.

    A majority of the Company's sales are comprised of products that can be characterized as "capital purchases" and users strongly scrutinize each instrument according to its price and operational efficiency. Customers often do not expect to pay list price. In addition, many of the products are very durable, making for a long replacement cycle. Users also take advantage of refurbished units.

    Despite the foregoing, the Company believes that innovations in equipment development will support growth in the marketplace. According to a report by Frost & Sullivan, the ophthalmic diagnostic marketplace is expected to grow at an annualized rate between 5 and 10% per year through the year 2000. The projected growth is expected as a result of clinical acceptance and new technologies becoming more affordably priced. In addition, end users that had been postponing purchases of traditional equipment are expected to replace existing devices with the latest technology during the period of projected growth. (Source: U.S. Ophthalmic Diagnostic Equipment Markets, Frost and Sullivan, 1994, referred to hereinafter as the "Frost and Sullivan Report").


PRINCIPAL PRODUCTS AND SERVICES

    CHAIRS AND STANDS. A mandatory component of any ophthalmic examination room is the chair in which the patient will sit and/or lie while being examined. There are several types of chairs, which may adjust automatically or manually to allow for several patient positions for different examinations or surgical procedures. Instrument stands provide for one or an array of examination instruments to be available to the examiner at the patient examinations chair through use of counterbalanced articulating arms. The Company distributes chairs and instrument stands manufactured by Reliance Medical Products ("Reliance") and Marco Ophthalmic Inc. ("Marco Ophthalmic").

    OPHTHALMIC WORKSTATIONS. The ophthalmic workstation primarily consists of a station allowing for the adaptation of certain instrumentation and for the control of electrical functions (illumination and instrument controls) in an examination room. The Company currently is a systems integrator of such workstations and customizes the material for such products to meet the specifications of the ophthalmic practitioner.

    SLIT LAMPS. A slit lamp is used for examinations of all portions of the eye. It projects a slit of light onto the eye itself (slit illumination) which can then be viewed at variable magnifications and illuminations. Although the slit lamp is primarily utilized by ophthalmic practitioners, many emergency rooms in hospitals are equipped with slit lamps. The slit lamp can be expanded by adding photographic adaptations and/or digital applications through the use of video or digital cameras which allows the user to receive hard copy information or transmit data through phone lines. The Company sells slit lamps manufactured by Haag-Streit Service, Inc. (Haag-Streit), Marco Ophthalmic, Nikon Inc. Instrument Group ("Nikon"), and Reichert/Leica.

    REFRACTORS. A refractor, also known as a phoroptor, is used for exact diagnosis of a person's "refraction acuity." The refractor determines exactly how well a person sees without glasses and what prescription lenses are required to correct that person's vision. Refractors can be categorized as manual (an instrument where lenses are manually adjusted to the patient's needs) and automated (an instrument utilizing microprocessor technology and infrared light to determine a person's refractive error). As automated refractors become more approachable in price and continue to allow for increased efficiencies in determining diagnosing refractive error, there is a gradual tendency to up-grade to the automated technology. In addition, automated refractors provide for hard copy print-outs of refractive measurements and/or provide the ability for the practitioner to transfer refractive measurements to computers through networking. The Company sells manual phoroptors manufactured by Reichert/Leica and Marco Ophthalmic, and automated refractors manufactured by Canon U.S.A., Inc. ("Canon") and Nikon.

    RETINAL/FUNDUS CAMERAS. A retinal or fundus camera is an instrument with optical components that allows the user to capture images primarily through the posterior portion of the eye utilizing various fields of view and magnifications. Retinal cameras are classified as either mydriatic or non-mydriatic. The non-mydriatic type is utilized by users that do not dilate the patient's pupil and is primarily used for general diagnosis purposes. Mydriatic cameras are used in conjunction with a fluid which causes full dilation of the pupil and allows for larger fields of view for the observation of problems, including tissue degeneration and vein enlargement and/or hemorrhages. Mydriatic cameras offer versatile photographic applications, including external and color fundus photography, fluorescein photography, and stereo photography. Images are acquired from retinal/fundus cameras by using film (35mm or Polaroid film), video and/or digital cameras. The Company sells retinal/fundus cameras manufactured by Canon and Nikon.

    TONOMETERS. The tonometer measures intra-ocular pressure, a measure for the incidence of glaucoma. Tonometers are either manual or automated (utilizing micro-processor technology). The Company distributes manual tonometers manufactured by Clement-Clarke, Inc., Haag-Streit and Nikon. The Company distributes automated tonometers manufactured by Keeler Instruments, Reichert/Leica and Mentor Corporation ("Mentor").

    KERATOMETERS. A keratometer measures the curvature of a patient's cornea. Keratometers are either manual or automated. Automated keratometers utilize micro-processor technology and allow for hard copy print-outs of measurements and/or the transfer of information digitally into a computer. Automated keratometers are also available with a combined autorefraction capability (see Refractors) which allows for dual functionality. The Company distributes manual keratometers manufactured by Reichert/Leica and Marco Ophthalmic. The Company distributes automated keratometers manufactured by Canon and Nikon.

    LENSOMETERS. The lensometer is used to measure the curvature of prescribed lenses in order to verify that the lens is appropriate prior to dispensing. Lensometers may be manual or automated. Manual lensometers involve greater knowledge of the process and require more time for measurements. Automatic lensometers utilize microprocessor technology and allow for hard copy print-outs of measurements and/or the transfer of information digitally. The Company distributes manual and automatic lensometers manufactured by Marco Ophthalmic, Nikon and Reichert/Leica.

    PROJECTION SYSTEMS. The Company distributes a range of projection systems which project acuity testing characters (arrangements of letters, numbers, and/or symbols) onto a screen in an examination room. Projection systems of standard manual type projectors, automated projectors which utilize microprocessor technology and infrared controls, and projection systems utilizing computer monitors to display the aforementioned testing characters. The Company distributes projection systems manufactured by Reichert/Leica and Marco Ophthalmic, and automated systems by Reichert/Leica, Marco Ophthalmic, Mentor and Nikon.

    USED AND REFURBISHED EQUIPMENT. The Company also purchases and acquires, through trade-in, used equipment. After the equipment is checked and, if applicable, refurbished, the equipment is then re-marketed providing customers with a lower priced alternative to new equipment.

    OTHER. In addition to the above, the Company sells other items such as hand held diagnostic instruments, diagnostic and laser lenses, charts, disposables and parts.

    TECHNICAL SERVICE AND SUPPORT. Approximately 75% of the Company's personnel are trained to provide technical service and support for ophthalmic instrumentation. In addition, as technology in the ophthalmic marketplace continues to evolve, the Company believes this area will provide the Company with a competitive advantage in the marketplace.


MARKETING

    DIRECT MAIL. In the past, the Company has used direct mailing of catalogs as a method of marketing the equipment and services that the Company provides. However, as a result of the Company's restructuring and its fiscal constraints, the Company has not distributed a catalog since approximately May, 1994. Thus, the Company's sales in recent years have been primarily created by the Company's direct sales force and past reputation. The Company has recently completed a new catalog and is currently in the process of distributing it throughout the United States, thus constituting the Company's re-introduction into this type of marketing.

    SALES REPRESENTATIVES. The Company maintains a sales and service force of approximately 22 representatives located in locations throughout the United States. It is the sales/service representative's responsibility to follow-up on sales leads provided as a result of past business, marketing efforts, and from equipment manufacturers of the equipment that the Company sells. Sales and service personnel are required to complete formal training sponsored by ophthalmic manufacturers and the Company in order to maintain familiarity with the latest technical developments.

    TRADE SHOWS. The Company attends and exhibits at approximately 15 trade shows or conventions per year including regional and national shows and conventions (including the American Academy of Ophthalmology, American Academy of Optometry and Vision Expo-East & West). The Company has recently reduced the number of trade shows it attends in comparison to past years in response to what the Company believes is a trend in the industry for its customers to attend fewer of the local trade shows in favor of the larger meetings that offer more training sessions, industry updates and larger displays of technology.


CUSTOMERS

    The end-user marketplace in the United States for ophthalmic instruments is comprised of different classifications of eye practitioners, and a diverse base of institutional private and public health care providers.

    THE OPHTHALMOLOGIST. The ophthalmologist is a medical doctor specializing in the diagnosis, treatment and care of the eye and related systems. The ophthalmologist may prescribe glasses, contact lenses and medication and perform surgical procedures.

    THE OPTOMETRIST. An optometrist is a licensed doctor trained in the diagnosis of refractive errors and the diagnosis (and the treatment in some procedures) of diseases the eye.

    OTHER CUSTOMERS. In addition to the eye-care professional described above that work in individual and group practices, the Company sells to hospitals, hospital groups, medical clinics, health maintenance organizations, surgical centers, universities, teaching colleges, and various state and federal agencies.

BUSINESS STRATEGY

    OPERATIONS. Over the past 24 months, much of the Company's attention has been devoted to the consolidation of locations into Romeoville, Illinois, the reorganization of operations and the restructuring of the Company's financial situation. With the completion of the financial restructuring and the receipt of funds from a private placement of equity during the first quarter of fiscal 1997, the Company is shifting strategy from restructuring to more actively seeking sales growth through the re-introduction of a direct mail catalog and the addition of sales and service personnel. See Item 6 for further discussion.

    In connection with the financial restructuring the Company has recently completed, the Company had reached agreement with Silicon Valley Bank ("Silicon"), the Company's primary lender, in which $3,160,327 owing to Silicon was converted into 2,079,163 shares of the Company's Common Stock at a conversion rate of $1.52 per share, and the remaining $1.8 million owed to Silicon was transferred to a new credit facility with Silicon. Silicon's agreement was conditioned on, among other things: (i) the Company's simultaneous receipt of at least $1 million of proceeds from the private placement of its securities; and (ii) personal guaranty (for an amount not to exceed $200,000 in the aggregate) of certain officers of the Company.

    The Company reached agreements with certain trade creditors pursuant to which such creditors: (i) would convert an aggregate of approximately $530,000 owed to them into shares of Common Stock at a price of $1.52 per share; and (ii) would forgive, and/or repay pursuant to terms of certain promissory notes (having a maturity date up to twenty-four months from the date thereof and an applicable interest rate of 10%), approximately $540,000.

    The Company plans to continue to grow the Company through the addition of outside sales/service representatives and the reinstatement of its catalog distribution. The Company currently has sales/service representatives primarily located in the Midwest and Southeast. It is the Company's intention to expand its representation by seeking sales candidates to represent the Company in other heavily-populated parts of the United States.

    Prior to the acquisition of MOI in 1994, much of the sales of the Company and that of MOI were derived from the bi-annual and annual distribution of a catalog that displayed products and provided pricing information. The Company had not distributed a catalog in approximately three years, however, during the first quarter of fiscal 1997, the Company has again commenced distributing a sales catalog.

    ACQUISITIONS. After a period of new instrument companies being organized, the industry has now begun to consolidate following the recent trend of many other industries. This is evidenced by a number of consolidations in the industry and by a trend in ophthalmic instrument manufacturers to reduce the number of distributors primarily through sales quotas. In addition, management believes that industry characteristics, such as having numerous privately held regional ophthalmic instrument distribution companies, has and will continue to contribute to the Company's ability (assuming the Company is financially able) to effectively pursue a program of growth through acquisition.


COMPETITION

    The distribution of ophthalmic instruments is competitive. The Company has historically competed on the basis of price, service, promptness of delivery, reputation and relationship with customers. The distribution of ophthalmic instruments has traditionally been accomplished by many regionally-located, owner operated distributors located in significant population centers throughout the United States. These distributors sell and service most well-known brands of equipment in certain geographical areas and often have established relationships with their clientele. Other than Lombart Instrument Company (the largest ophthalmic instrument distributor in the United States), management believes that there is no other ophthalmic distributor with greater geographical coverage than the Company.

BACKLOG

    Although backlog has not been material to the Company in prior years, because of the financial constraints the Company has experienced with regard to cash flow and reduced credit limits from its suppliers, the Company has started to experience increasing backlogs and delays in supplying orders.
With the restructuring that occurred during the first quarter of fiscal 1997, the Company believes that it should be better equipped to address the aforementioned delays in supplying orders.

EMPLOYEES

    As of September 30, 1996, the Company employed 29 full-time employees, including 7 in accounting and operations, and 22 sales and service representatives. Of the 29 employees, 6 are in management positions. The Company considers its relationship with its employees satisfactory and is not a party to any collective bargaining agreement.

GOVERNMENT REGULATION

    The Company has no knowledge of any governmental regulations which materially adversely affect its business operations.

ENVIRONMENTAL PROTECTION COMPLIANCE

    The Company has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. The Company has not expended any capital to comply with environmental protection statutes, and does not anticipate that such expenditures will be necessary in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company maintains all executive, administrative, operational and inventory distribution functions in a 19,000 square foot building located in Romeoville, Illinois, a suburb of Chicago, Illinois. The building is rented pursuant to a lease at a rate of $10,240 per month and which will expire on April 2, 2001. The Company also maintains a facility in Jacksonville, Florida which the Company subleases to tenants. The lease and the sublease on the facility in Florida are scheduled to expire in October 1999. The monthly rental under the lease is $5,425, and the sublease of the Company provides for escalating monthly rent, which is currently at $4,501. Management believes that the condition of the aforementioned property is suitable for its intended purposes.

    The Company owns no real estate and does not intend to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    In connection with the Company's restructuring efforts, Eastman Kodak Company ("Kodak") agreed to dismiss a complaint filed against the Company on April 26, 1996 in the United States District Court for the Northern District of Illinois, Eastern Division (Docket No. 96C 2519), alleging default by the Company under the provisions of a certain promissory note (the "Kodak Note") and seeking to recover amounts outstanding under the Kodak Note. The Kodak Note, dated March 7, 1996, was in the principal amount of $296,604 and was issued by the Company in favor of Kodak in connection with repayment of amounts owed by the Company to Kodak for products acquired by the Company. Interest under the Kodak Note accrued at the rate of 11% per annum subject to increase upon default to 15% per annum. Repayment of principal and interest under the Kodak Note was payable in installments upon the last day of each month through July 31, 1996.
A portion of the principal under the Kodak Note was repaid and reduced by the return to Kodak of unused product. The complaint alleged that there remained outstanding $222,104 (exclusive of interest, fees , costs and late charges). Kodak has agreed to convert approximately $155,473 of the foregoing debt into shares of Common Stock at

$1.52 per share and to permit the Company to repay the balance under the Kodak Note on a monthly basis (pursuant to the terms of a new promissory note) over 24 months beginning December 1, 1996.

    On December 5,1996, the Company filed a complaint against the accounting and auditing firm of Marinelli & Scott (the Company's predecessor accounting and auditing firm) in the United States District Court for the Northern District of Illinois, Eastern Division (Docket No. 96C 7982), alleging professional malpractice/negligence arising in connection with auditing and accounting services performed by Marinelli & Scott. The Company is seeking damages in excess of $50,000. Other than as set forth herein, the Company is not aware of any material pending or ongoing litigation to which the Company is or would be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the year ended September 30, 1996, no matters were placed before the stockholders of the Company for consideration.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    In July 1993, in connection with the Initial Public Offering, the Company applied for and was granted inclusion of its securities for quotation on the Nasdaq SmallCap Market-SM- ("NASDAQ"). Consequently, the Units, the Common Stock and the Class A Warrants commenced quotation on NASDAQ on July 23, 1993 under the symbols "FKLNU", "FKLN", and "FKLNW", respectively. Due to the Company's inability to fulfill the maintenance criteria for continued listing of its securities on NASDAQ, the Company was delisted from NASDAQ on April 27, 1995, at which time the Company's securities commenced listing on the OTC Electronic Bulletin Board.

    The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Units, Common Stock and Class A Warrants for the last two fiscal years ended September 30, 1995 and 1996. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                  Common Stock                                       Class A Warrants
                                                  ------------                                       ----------------
                                       Bid ($)                   Asked ($)                  Bid ($)                 Asked ($)
                                       -------                   ---------                  -------                 ---------
Period of Quotation               High         Low          High         Low          High         Low          High         Low
-------------------               ----         ---          ----         ---          ----         ---          ----         ---

Fiscal 1995:  First Quarter       2-5/8        1-1/4        3-3/8        1-3/8        6/8          2/8         1-1/8         2/8
              Second Quarter      1-3/8        3/8          1-5/8        3/8          2/8          1/8          3/8          1/8
              Third Quarter       13/16        3/81         3/16         1/2          N/A          N/A          N/A          N/A
              Fourth Quarter       3/4         3/8          3/4          3/8          N/A          N/A          N/A          N/A

Fiscal 1996:  First Quarter        5/8         1/8           1           7/32        3/100         1/100        3/50        7/200
              Second Quarter       3/4         5/32         7/8          7/32         2/25         1/100        1/10        7/200
              Third Quarter       11/16        15/16        27/32        7/16         9/50         7/200        3/10       11/200
              Fourth Quarter      1-7/25       1/4          1-3/10       11/25       17/100        6/100       23/100       1/10

                                                     Units
                                                     -----
                                       Bid ($)                   Asked ($)
                                       -------                   ---------
Period of Quotation               High         Low          High         Low
-------------------               ----         ---          ----         ---

Fiscal 1995:  First Quarter       2-3/48       1-3/8       2-3/4         3/4
              Second Quarter      1-3/8        3/4         1-3/8         3/4
              Third Quarter       1/2          1/2           1/2         1/2
              Fourth Quarter      1/2          1/2           5/8         1/2

Fiscal 1996:  First Quarter       1/4          1/8          7/8          7/16
              Second Quarter      9/16         1/8         1-1/2         7/16
              Third Quarter       1/2          1/2          5/8          1/2
              Fourth Quarter       1           1/4         1-3/4         3/4

    As of December 11, 1996, there were 197 holders of record of Common Stock and 79 holders of record of the Class A Warrants based upon information furnished by Continental Stock Transfer and Trust Company, New York, New York, the transfer agent for the Company's securities. There have been no cash dividends paid in fiscals 1995 and 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    During the first two quarters of fiscal 1995, the Company underwent significant structural, management and operational change whereas fiscal 1996 reflects the results of the Company operating under new management and the completion of the aforementioned structural and operational consolidations. As a result of the items described below, the operating results for the fiscal year ended September 30, 1996 lack in several aspects, comparability to the results of operations for the fiscal year ended September 30, 1995.

    Until the second quarter of fiscal 1995, the Company operated a facility in Hayward, California, a facility in Lawrenceville, Georgia, a Jacksonville, Florida facility (which was added with the Company's acquisition of Progressive Ophthalmic Instruments Co., Inc. previously defined as "POI") and a Romeoville, Illinois facility (which was added with the Company's acquisition of Midwest Ophthalmic Instruments, Inc. previously defined as "MOI"). See "Description of Property". During the second quarter of fiscal 1995, the Company underwent a change in management, as described below, and under new management, decided to close all but the Romeoville, Illinois facility.

    Pursuant to an agreement, dated April 1, 1995, between the Company, Robert
A. Davis (the Company's former chief executive officer, chief financial officer, and president), and certain partnerships in which Mr. Davis has an interest, and Michael J. Carroll, James J. Urban and Brian M. Carroll (the "Separation Agreement"), Mr. Davis and Mr. Dallas Talley, resigned their positions with the Company and Messrs. Michael Carroll and James Urban were elected to fill vacancies on the Company's Board of Directors (the "Board of Directors"). The Separation Agreement also provided that: (i) Mr. Davis would contribute 800,000 shares of Common Stock back to the Company; and (ii) Mr. Davis would forgive $200,000 owed to him by the Company. Under the Separation Agreement, the Company agreed to release and indemnify Mr. Davis for any claims, other than claims for fraud and certain types of negligence, which might be made in connection with Mr. Davis service as an officer or director of the Company.

    In January 1995, the new management of the Company commenced its attempt to restructure the Company's operations around the MOI operations acquired by the Company in July 1994, and commenced operating under the trade name Franklin.MOI. Also, as part of the restructuring efforts, the Hayward, California facility, the Lawrenceville, Georgia facility and the Jacksonville, Florida facility were closed. Additionally, the Company instituted throughout its sales force compensation structures and other policies similar to those historically used by MOI, which included: (i) the use of sales quotas and scheduling requirements;
(ii) a commission structure that contained lower base and higher incentive components; (iii) greater accountability for expenses and inventory; and (iv) limits on competitive activities. As a result of the aforementioned changes, approximately 50% of the Company's prior sales representatives terminated their representation of the Company or were dismissed. Some but not all of the these representatives have been replaced and, as a result, the Company has lost representation in certain geographic areas or with certain accounts previously serviced by it.

    It is as a result of these substantial changes in the Company's operations, that operating results for the fiscal year ended September 30, 1995 and 1996 lack comparability. The results for fiscal 1995 reflect the Company operating through the transition described above, which was initiated by current management during the second quarter of fiscal 1995. Conversely, the operating results for fiscal 1996 reflect the results of the Company under the MOI structure, which formed the core after the changes discussed above.

    As previously mentioned, fiscal 1996 reflects the first full year of the Company operating under new management and the results of the Company's efforts to reduce costs through the consolidation of sales and operational functions.
In addition, much effort by the Company during fiscal 1996 was directed to the restructuring of its bank and trade credit. As a result of the restructuring efforts, the Company reached agreements during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 with bank and trade creditors such that over $3,000,000 of bank debt was converted to common stock in the Company at a rate of $1.52 per share, and an amount in excess of $1,000,000 of trade debt was (i) converted to stock at a rate of $1.52; (ii) forgiven; or (iii) converted to 24 month promissory notes. See Notes 2,3,5 and 6 of the Financial Statements included elsewhere herein.

GOING CONCERN AND MANAGEMENT'S 1997 PLANS

    The report of the Company's independent certified public accountants contains an explanatory paragraph as to the substantial doubts that exist concerning the Company's ability to continue as a going concern.

    As discussed in the notes to the financial statements and elsewhere herein, the Company at the end of fiscal 1996 was in default under the terms of its revolving credit facility with Silicon Valley Bank, which is the Company's primary credit facility. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers. As a consequence, the Company was unable to obtain otherwise customary trade credit and was limited to purchases of product on limited credit terms or with payment on delivery.

    The Company's ability to continue as a going concern is ultimately dependent on its ability to increase its sales to a level that will allow it to operate profitably and generate positive cash flows, and to refinance
outstanding debt when it comes due.   Although the reduction of expenses (which
was begun in the last half of fiscal 1995 and continued into fiscal 1996) can contribute to the necessary return to profitability, achieving profitability without an increase in sales would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

    In addition, the Company's sales have been adversely affected by its lack of working capital and liquidity, which has limited its marketing efforts and in certain instances has prevented it from obtaining products to fill customer orders. Accordingly, to increase sales the Company must first resolve its working capital shortage.

    In connection with the Company's financial restructuring efforts, the Company reached agreements with Silicon Valley Bank, its primary trade creditors and certain debtholders during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. In addition, during the first quarter of fiscal 1997, the Company was able to raise $1,200,250 in new capital through the private placement of equity.

    The restructuring agreement with Silicon provided that Silicon would convert approximately $3,000,000 owing to Silicon into shares of the Company's Common Stock at a conversion rate of $1.52 per share, and transfer the remaining
1.8 million owing to Silicon into a new credit facility with Silicon. The agreement with Silicon was conditioned on, amongst other things: (i) the Company's simultaneous receipt of at least $1 million of proceeds from the private placement of its securities; (ii) the Company's best efforts in converting certain amounts owed to trade suppliers into equity securities or long-term notes, and (iii) the personal guarantees of Messrs. Michael Carroll, James Urban, and Brian Carroll for an amount not to exceed an aggregate of $200,000. The Company met the conditions of the Silicon agreement during the first quarter of fiscal 1997 and the new line of credit became effective in November 1996. See Note 3 to the Financial Statements included elsewhere herein.

    In connection with the restructuring of trade debt during the fourth quarter of fiscal 1996: (i) approximately $155,473 of trade debt was converted to stock in the Company at a rate of $1.52 per share which resulted in a gain from restructuring of $129,902; (ii) $101,358 was forgiven; and (iii) approximately $106,000 was converted to promissory notes with terms up to 24 months. This resulted in an extraordinary gain of $231,260. Subsequent to the fiscal year ended September 30, 1996, the Company completed agreements with trade debt such that (i) $378,000 of trade debt was converted to stock at the rate $1.52 per share (ii) $100,000 was forgiven; and (iii) $162,000 was converted to a 24 month promissory note.

    With regard to the restructuring of certain notes payable, $292,500 was converted to shares of the Company's common stock at a rate of $.25 per share (the same pro rata price per share as sold in the Company's private placement) during the fourth quarter of fiscal 1996.

    The Company believes that with (i) the completion of the above mentioned restructuring of its debt; (ii) the equity infusion that it has received subsequent to the Company's fiscal year end September 30, 1996, (iii) the increase in trade credit which the Company has received upon the aforementioned debt restructuring; and (iv) the expansion of the Company's marketing efforts and sales territory expansion; the Company will be able to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain products necessary to accept and fill customer orders on a timely basis and allow the Company to refinance outstanding debt when it comes due in fiscal 1997. The Company believes that increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

    There can be no assurance that with the aforementioned restructuring that the Company will be able to increase sales levels that would achieve profitability which could force the Company to significantly reduce its operations in order to reduce expenses or take other actions to resolve liquidity constraints that may arise.

RESULTS OF OPERATIONS

    Sales declined by $4,846,955 or 36.4% from $13,316,949 in fiscal 1995 to $8,469,994 for the year ended September 30, 1996. The previously discussed restructuring of the Company's sales operations, and the Company's lack of working capital, were the dominant reasons for the overall decline in sales volume.

    The Company's gross margin on sales declined from $2,653,669 for fiscal
1995 to $2,102,251 for the fiscal year ended September 30, 1996 as a result of the decline in sales. Gross margin as a percentage of sales increased from 19.9% in fiscal 1995 to 24.8%. The increase in gross margin as a percentage of sales for the fiscal year ended September 30, 1996 is primarily attributable to the predominance of MOI's operations in the operating results for fiscal 1996. MOI's sales include a greater level of products it has designed, and related technical services, and as a result have historically generated a higher gross margin than those of the Company's other operations prior to the integration of MOI. The Company believes that MOI's historical gross margin levels can be maintained while efforts are made to increase sales, however, there can be no assurance that attempts to increase sales may not require incentive pricing that would adversely affect the gross margin percentage.

    Selling, general and administrative ("SG&A") expenses decreased from $5,315,753 in fiscal 1995 to $3,571,619 in fiscal 1996. The reduction in expenses related to SG&A was primarily attributed to the consolidation of all operations into a single facility located in Romeoville, Illinois, and the reduction in personnel and related overhead that had been associated with Franklin's previous operations. Of the SG&A attributed to fiscal 1996, approximately $500,000 was attributed to professional fees related to restructuring and the expense associated with the issuance of 600,000 shares to Tiger Eye Capital. In looking forward, as a result of the completion of the aforementioned restructuring, the Company believes that it should be able to reduce the level of costs attributable to these events.

    Interest expense increased from $688,345 for fiscal 1995 to $737,942. The interest charged to the Company consisted of: (i) approximately $515,000 of interest associated with the Company's line of credit with Silicon; and (ii) approximately $187,942 of interest related to trade creditors and short term borrowings. As a result of the conversion of over $3,000,000 owed to Silicon into equity and the conversions to equity and/or forgiveness of over $700,000 of trade debt, which was completed subsequent to fiscal 1996, management believes that this should be reduced going forward.

    As a result of the foregoing factors, the Company reported a loss of $1,977,939 for fiscal 1996 as compared to a loss of $4,336,499 for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations was a negative $390,916 and $51,980 in fiscal 1995 and 1996 respectively. This change can be attributable to management's efforts in reducing costs.

    The Company's principal credit facility is a revolving credit facility with Silicon. The line of credit, which is secured by essentially all of the Company's assets, initially provided for borrowings of up to $4,000,000, limited to (i) 80% of the amount of eligible accounts receivable; and (ii) the lesser of $1,500,000 or 50% of the book value of eligible inventories, reduced by trade accounts payable. The line of credit provided for the payment of interest monthly at the rate of 1% over the bank's prime rate for borrowings collateralized by accounts receivable and 3% over the bank's prime rate for borrowings collateralized by inventory. The line of credit was scheduled to mature on February 5, 1995. See Notes 3 and 5 to the Financial Statements included elsewhere herein.

    During fiscal 1995, the balance outstanding under the line of credit exceeded the amount available under the borrowing formula and the Company was otherwise in default with respect to certain provisions of the line of credit agreement. On April 1, 1995, Silicon agreed to extend the terms of the Company's line of credit, as generally in effect in the original agreement, through February 6, 1996 (subsequently extended to April 15, 1996), and agreed to forbear in the exercise of its rights resulting from the Company's past defaults or defaults in the future compliance with the financial covenants, and to advance the Company an additional $500,000 (the "flat rate loan"), conditioned upon the Company's agreement to make certain scheduled reductions in both: (a) the amount of the total borrowings outstanding; and (b) the amount by which total borrowings exceeded the amount available under the collateral formula. Under the extended agreement all borrowings bear interest, payable monthly, at the annual rate of 3% above Silicon's prime rate, subject to reduction as the amount of the Company's over formula borrowings decrease. In addition, the Company agreed to modify the terms of warrants to purchase 44,119 shares of common stock to provide for exercise at a price of $.50 per share through March 31, 2000.

    Throughout fiscal 1996, the Company continued to be in default of the provisions in the credit agreement with Silicon. At September 30, 1996, principal of $4,375,304 and accrued interest of $443,394 were outstanding under the line of credit.

    In September 1996, the Company reached agreement with Silicon on an Amended and Restated Loan and Security Agreement ("Amended Agreement") such that Silicon agreed to convert approximately $3 million of amounts owed to it by the Company under its Line of Credit into shares of the Company's common stock at the rate of $1.52 per share. Silicon further agreed to extend the maturity date with respect to the remaining $1.8 million under the Line of Credit to July 29, 1997. The agreement was conditioned on, amongst other things, the Company's receipt of at least $1 million in capital and the personal guarantees (for an amount not to exceed $200,000 in the aggregate) of Michael J. Carroll, James J. Urban, and Brian M. Carroll, officers of the Company.

    In November 1996, in connection with a private placement of equity, the Company exceeded the $1,000,000 raising of capital and Messrs. M. Carroll, J. Urban, and B. Carroll executed personal guaranty agreements thus satisfying the remaining conditions on the Amended Agreement.

    The Amended Agreement provides a line of credit to the Company such that advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base is equal to
(i) 80% of the amount of eligible accounts receivable and (ii) 50% of eligible inventories. The lending rate on the Amended Agreement is 2% over Silicon's prime rate and is payable on a monthly basis. See Note 3 to the Financial Statements included elsewhere herein.

INFLATION

    While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a reduction in the demand for its products; or that inflation will not have an overall effect on the ophthalmic medical instruments market that would have a material affect on the Company.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In March 1995, the FASB issued Statement Number 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of" which requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of the impairment is based upon the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. The Statement is required for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt this Statement during fiscal 1997 and management believes it will not have a significant impact on the Financial Statements when implemented.

    In December 1995, the FASB issued Statement Number 123, "Accounting for Stock-Based Compensation." Statement number 123 is effective for fiscal years beginning after December 15, 1995, and requires either the application of an option pricing model measurement for stock compensation, or, if a Company elects to continue to measure stock compensation based on the difference between the market price of the Company's common stock and the exercise price of the employer stock option, disclosure of what the effects of the application of option pricing model measurement would have been. The Company will initially apply Statement Number 123 in fiscal 1997 and will elect to disclose the effect that the application of option pricing model measurement would have had for options granted from October 1, 1996.

ITEM 7.       FINANCIAL STATEMENTS

                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                            INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants....................... F-2

Balance Sheets........................................................... F-3

Statements of Operations................................................. F-5

Statements of Cash Flow.................................................. F-6

Statements of Stockholders' Equity (Deficit)............................. F-7

Notes to the Financial Statements........................................ F-8

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
of Franklin Ophthalmic Instruments Co., Inc.
Romeoville, Illinois

    We have audited the accompanying balance sheets of Franklin Ophthalmic Instruments Co., Inc. as of September 30, 1995 and 1996 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Ophthalmic Instruments Co., Inc. at September 30, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in stockholders' equity. In addition, notes payable under the Company's bank credit agreement are due on July 29, 1997. The Company does not have the ability to pay these debts should the lender demand payment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
-------------------------------

Chicago, Illinois
December 23, 1996

                       FRANKLIN OPHTHALMIC INSTRUMENTS CO, INC.
                                    BALANCE SHEETS
                                        ASSETS


                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                       1995          1996
                                                    ------------  ------------
Current assets:
   Cash and cash equivalents                         $         -   $         -
   Accounts receivable, less allowance for doubtful
     accounts of $349,852 and $40,135, respectively    1,331,184       720,277
   Inventory, less valuation allowance of
     $150,000 and $100,000, respectively               2,545,940     1,356,057
   Prepaid expenses                                       28,296        19,027
                                                    ------------  ------------

      Total current assets                             3,905,420     2,095,361
                                                    ------------  ------------

Property and equipment, at cost:
   Furniture and equipment                               599,307       605,638
   Automobiles and trucks                                119,193       119,193
   Leasehold improvements                                109,408       109,408
                                                    ------------  ------------
                                                         827,908       834,239
   Less: Accumulated depreciation and amortization       515,042       618,394
                                                    ------------  ------------

      Total property and equipment                       312,866       215,845
                                                    ------------  ------------

Other assets:
   Deposits                                               28,298        13,935
   Intangible assets, net of accumulated amortization
     of $382,019 and $706,623, respectively            2,596,875     2,272,271
                                                    ------------  ------------

      Total other assets                               2,625,173     2,286,206
                                                    ------------  ------------

      Total assets                                   $ 6,843,459   $ 4,597,412
                                                    ------------  ------------
                                                    ------------  ------------



                        THE ACCOMPANYING NOTES ARE AN INTEGRAL
                         PART OF THESE FINANCIAL STATEMENTS.

                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                                    BALANCE SHEETS
                                     (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        1995          1996
                                                    -------------  -----------

Current liabilities:
   Bank overdrafts                                   $   251,078  $    55,597
   Current portion of long-term debt                     324,660      567,395
   Accounts payable                                    2,070,526    1,180,475
   Notes payable to bank                               4,396,126    4,375,304
   Current portion of capitalized lease obligations       14,687       16,125
   Deposits                                              359,762      429,844
   Accrued liabilities                                   666,346      859,279
   Notes payable to related parties                      207,679      215,188
                                                    -------------  -----------

      Total current liabilities                        8,290,864    7,699,207
                                                    -------------  -----------

Long-term debt:
   Long-term debt, less current portion                  378,128       93,722
   Capitalized lease obligations, less current
    portion                                               53,186       30,695
                                                    -------------  -----------

      Total long-term debt                               431,314      124,417
                                                    -------------  -----------

      Total liabilities                                8,722,178    7,823,624
                                                    -------------  -----------

Stockholders' equity (deficit):
   Common stock: $0.001 par value; authorized
      25,000,000 shares; 7,656,025 issued and
      outstanding at September 30, 1995 and
      9,544,810 issued and outstanding at
       September 30, 1996                                  7,656        9,545
   Additional paid-in capital                          8,240,020    8,868,577
   Accumulated deficit                               (10,126,395) (12,104,334)
                                                    -------------  -----------

      Total stockholders' equity (deficit)            (1,878,719)  (3,226,212)
                                                    -------------  -----------

      Total liabilities and stockholders'
       equity (deficit)                              $ 6,843,459  $ 4,597,412
                                                    -------------  -----------
                                                    -------------  -----------



                        THE ACCOMPANYING NOTES ARE AN INTEGRAL
                         PART OF THESE FINANCIAL STATEMENTS.

                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                               STATEMENTS OF OPERATIONS


                                                      FOR THE YEAR ENDED
                                                         SEPTEMBER 30,
                                                 -----------------------------

                                                      1995             1996
                                                      ----             ----
Sales                                             $  13,316,949  $   8,469,994

Less:
  Cost of sales                                      10,663,280      6,367,743
  Selling, general and
     administrative expenses                          5,315,753      3,575,555
  Inventory loss                                        770,033           -
  Restructuring charge                                  241,415           -
                                                   -------------   ------------
Loss from operations                                 (3,673,532)    (1,473,304)
                                                   -------------   ------------

Other income (expense):
   Interest income                                        7,545             54
   Interest expense                                    (688,345)      (737,942)
   Other income (expense)                                17,833          1,993
                                                   -------------   ------------

      Other expense, net                               (662,967)      (735,895)
                                                   -------------   ------------
Loss before extraordinary item                       (4,336,499)    (2,209,199)

Extraordinary item, gain  from  debt restructuring            -        231,260
                                                   -------------   ------------

Net loss                                          $  (4,336,499)  $ (1,977,939)
                                                   -------------   ------------
                                                   -------------   ------------

Loss per common share:

  Loss before extraordinary item                  $       (0.80)  $      (0.28)
                                                   -------------   ------------
                                                   -------------   ------------

   Net loss                                       $       (0.80)  $      (0.25)
                                                   -------------   ------------
                                                   -------------   ------------

Weighted average # of common shares outstanding       5,395,182      7,854,393
                                                   -------------   ------------
                                                   -------------   ------------


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL
                         PART OF THESE FINANCIAL STATEMENTS.

                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                               STATEMENTS OF CASH FLOWS


                                                       FOR THE YEAR ENDED
                                                           SEPTEMBER 30,
                                              ----------------------------------
                                                        1995           1996
                                                        ----           ----

Cash flows from operating activities:
   Net loss                                      $   (4,336,499)  $ (1,977,939)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation                                      117,648        103,351
      Amortization                                      390,526        324,604
      Gain from debt restructuring                            -       (231,260)
      Professional services performed in
       exchange for common stock                              -        312,374
      Loss on sale of equipment                           2,720           -
      Changes in current assets and liabilities:
         Accounts receivable                          1,888,585        610,907
         Inventory                                    2,229,681      1,189,883
         Prepaid expenses                               148,258          9,269
         Other assets                                    19,609         14,363
         Customer deposits                              133,530         70,083
         Accounts payable, trade and accrued
           liabilities                                 (984,974)      (373,655)
                                                      ----------     ----------
      Net cash used in operating activities            (390,916)        51,980
                                                      ----------     ----------

Cash flows from investing activities:
   Proceeds from sale of equipment                       53,790           -
   Acquisition of equipment                             (85,053)        (6,331)
   Acquisition of software rights                       (23,252)          -
                                                      ----------     ----------
      Net cash used in investing activities             (54,515)        (6,331)
                                                      ----------     ----------

Cash flows from financing activities:
   Loan origination fees                                (40,848)          -
   Net change in bank overdrafts                       (370,549)      (195,481)
   Payments on capital leases                           (23,578)       (21,053)
   Net change in borrowings under line of credit         20,822        (20,822)
   Net proceeds from issuance of common stock           189,200           -
   Proceeds from exercise of bridge warrants             31,250           -
   Increase in long-term debt                           200,000          4,198
   Repayment of debt                                    (38,747)       (27,679)
   Proceeds from issuance of promissory
     notes to related parties                           200,000        215,188
                                                      ----------     ----------
       Net cash provided by (used in) financing
        activities                                      167,550        (45,649)
                                                      ----------     ----------
Net decrease in cash and cash equivalents              (277,881)          -
Cash and cash equivalents at beginning of year          277,881           -
                                                      ----------     ----------
Cash and cash equivalents at end of year             $        -     $     -
                                                      ----------     ----------


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL
                         PART OF THESE FINANCIAL STATEMENTS.

                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                       Common stock
                                                     $0.001 par value                                                Total
                                                       -------------                   Additional                 stockholders'
                                                         Number of                      paid-in                      equity
                                                          shares          Amount        capital        Deficit      (deficit)
                                                        --------        -------        -------        -------    -----------
BALANCE, September 30, 1994                            4,037,673        $ 4,037      6,490,688     (5,789,896)   $   704,829

 Exercise of bridge unit warrants                         62,500             63         31,188              -         31,251
 Sale of stock for cash                                   81,378             82         64,118              -         64,200
 Conversion of MOI acquisition notes (Note 6)            600,000            600        299,400              -        300,000
 Issuance of shares related to MOI acquisition
  notes (Note 6)                                       1,389,474          1,389         (1,389)             -              -
 Sale of stock to related parties (Note 6)               250,000            250        124,750              -        125,000
 Conversion of 5% notes (Note 5)                       1,975,000          1,975        985,525              -        987,500
 Davis separation agreement (Note 1 (b))
  Return of stock                                       (800,000)          (800)           800              -              -
  Contribution of equity                                       -              -        200,000              -        200,000
 Issuance of stock for software rights                    60,000             60         44,940              -         45,000
 Net loss                                                      -              -              -     (4,336,499)    (4,336,499)
                                                   -------------    -----------    -----------   ------------   ------------

BALANCE, September 30, 1995                            7,656,025          7,656      8,240,020    (10,126,395)    (1,878,719)

 Issuance of stock for services                           16,500             17         12,358              -         12,375
 Issuance of stock for services (Note 6)                 600,000            600        299,400              -        300,000
 Conversion of accounts payable (Note 5)                 102,285            102         25,469              -         25,571
 Conversion of shareholder notes payable (Note 4)        720,000            720        179,280              -        180,000
 Conversion of 9% notes (Note 5)                         450,000            450        112,050              -        112,500
 Net loss                                                      -              -              -     (1,977,939)    (1,977,939)
                                                   -------------    -----------    -----------   ------------   ------------

BALANCE, September 30, 1996                            9,544,810    $     9,545    $ 8,868,577   $(12,104,334)  $ (3,226,212)
                                                   -------------    -----------    -----------   ------------   ------------
                                                   -------------    -----------    -----------   ------------   ------------


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL
                         PART OF THESE FINANCIAL STATEMENTS.

                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                            NOTES TO FINANCIAL STATEMENTS

    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  NATURE OF BUSINESS

    Franklin Ophthalmic Instruments Co., Inc. (the "Company"), located in Romeoville, Illinois, is engaged in the national retail sale of ophthalmic instruments which are marketed to doctors, hospitals, universities and the military through the use of catalogs and outside sales representatives. The Company's principal markets are located in the Midwest, Southeast and West Coast of the United States. The Company's operations involve granting credit to local, regional and national medical practices, hospitals, universities and to the military. Concentrations of credit risk are limited by the large number of entities comprising the Company's customer base and by the geographic diversity of the Company's customers. The Company operates under the trade name "Franklin MOI".

    (B)  SIGNIFICANT MATTERS AFFECTING COMPARABILITY

    During the fiscal year ended September 30, 1995, the Company underwent significant structural, management and operational changes, whereas fiscal 1996 reflects the results of the Company operating under new management and the completion of the aforementioned structural and operational changes. As a result, the operating results for fiscal 1996 lack, in several respects, comparability to the results of operations for the fiscal year ended September 30, 1995.

    Until the second quarter of fiscal 1995, the Company operated facilities in Hayward, California and Lawrenceville, Georgia (which represented the Company's original operations), Jacksonville, Florida (which was acquired in January 1994 in the Company's acquisition of certain assets of Progressive Ophthalmic Instruments, Inc., "POI") and Romeoville, Illinois (which was added with the Company's July 1994 acquisition of MOI). During the second quarter of fiscal 1995, the Company underwent a change in management, as previously described and further described below, and under new management, decided to close all but the Romeoville, Illinois facility.

    Pursuant to an agreement, dated April 1, 1995, between the Company, Robert
A. Davis (the Company's former Chief Executive Officer, Chief Financial Officer, and President), certain partnerships in which Mr. Davis has an interest, Michael
J. Carroll, James J. Urban and Brian M. Carroll (the "Separation Agreement"), Mr. Davis and Mr. Dallas Talley resigned their positions with the Company and Messrs. Michael Carroll and James Urban were elected to fill the vacancies on the Company's Board of Directors. The Separation Agreement also provided that:
(i) Mr. Davis would contribute 800,000 shares of the common stock back to the Company; and (ii) Mr. Davis would forgive $200,000 owed to him by the Company. Under the Separation Agreement , the Company agreed to indemnify Mr. Davis for and against any claims, other than claims for fraud and certain types of negligence, which might be made in connection with Mr. Davis' service as an officer or director of the Company.

    Subsequently, new management of the Company decided to attempt to restructure the Company's operations around the MOI operations acquired in July 1994. As a result, the California, Florida and Georgia facilities were closed. A result of these substantial changes in the Company's operations, is that operating results for fiscal 1995 and fiscal 1996 lack comparability. Until the second quarter of fiscal 1995, the Company operated the Hayward Facility, the Georgia Facility, a Jacksonville, Florida Facility (which was added with the Company's acquisition of Progressive Ophthalmic Instruments) and a Romeoville facility (which was added with the Company's acquisition of Midwest Ophthalmic Instruments, Inc., previously defined as "MOI").

                      FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)

    (C)  USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (D)  INVENTORIES

    Inventories consisting of new equipment, used equipment and parts, are valued at the lower of cost (using the first in first-out method) or market.

    (E)  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease terms.

    (F)  INTANGIBLE ASSETS

    Intangible assets include employment contracts and goodwill, which represents the excess of cost over fair market value of net assets acquired in the purchase of MOI and in the acquisitions of individual distributorships.

    It is the Company's policy to periodically evaluate the carrying value of its operating assets, including goodwill, and to recognize impairments when the estimated future net operating cash flows to be generated from the use of the assets are less than their carrying value. The Company measures impairment of goodwill by the difference between the carrying value and the estimated discounted cash flows from the assets.

    Effective July 1, 1995, the Company reduced the estimated useful life for goodwill related to the acquisition of MOI from 30 years to 15 years. This change was made, retroactively to the beginning of fiscal 1995, to reflect management's revised estimate of the useful life of the MOI goodwill, which was revised to reflect the significance of certain key personnel at MOI and the rate at which the ophthalmic industry could change. The effect of this change was a fourth quarter increase in net loss of approximately $90,000 or $.02 per share for fiscal 1995.

    Amortization expense related to intangible assets was $390,526 for the year ended September 30, 1995 and $324,604 for the year ended September 30, 1996.

    (G)  INCOME TAXES

    The Company provides for deferred taxes on the difference between the financial reporting and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     (H)  NET LOSS PER SHARE

     Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Outstanding common stock options, warrants and shares of common stock issuable upon the conversion of outstanding convertible debentures have been excluded from the computation of net loss per share as their effect would be anti-dilutive.

     (I)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments that have maturity of three months or less on the date of purchase to be cash equivalents.

     (J)  FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of risk consist principally of accounts receivable. The accounts receivable is from numerous entities located throughout the United States and the associated credit risks are limited. The carrying values reflected in the balance sheet at September 30, 1996 reasonably approximate the fair values for accounts receivable and payable.

     (K)  ADVERTISING

     Advertising costs are expensed as incurred and included in "selling, general and administrative expenses". Advertising expenses amounted to approximately $181,000 in fiscal 1995 and approximately $44,000 in fiscal 1996.

     (L)  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year for consistency purposes.

     2.   GOING CONCERN

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern and therefore assume the realization of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

     As discussed below, the Company was in default under the terms of its revolving credit facility with Silicon Valley Bank ("Silicon"), which is the Company's primary credit facility through the end of fiscal year 1996. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers. As a consequence, the Company was unable to obtain otherwise customary trade credit and was limited to purchases of product on limited credit terms or with payment on delivery.

     The Company's ability to continue as a going concern is ultimately dependent on its ability to increase its sales to a level that will allow it to operate profitably, generate positive operating cash flows, and to refinance outstanding debt when it comes due. Although the reduction of expenses (which was begun in the last half of fiscal 1995 and continued into fiscal 1996) can contribute to the necessary return to profitability, achieving profitability without an increase in sales would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     In addition, the Company's sales have been adversely affected by its lack of working capital and liquidity, which has limited its marketing efforts and in certain instances has prevented it from obtaining products to fill customer orders. Accordingly, to increase sales the Company must first resolve its working capital shortage.

     In connection with the Company's financial restructuring efforts, the Company reached agreements with Silicon, its primary trade creditors and certain debtholders during the fourth quarter of fiscal 1996, and the first quarter of fiscal 1997. See Note 3 to the Financial Statements included elsewhere herein. In addition, the Company raised $1,200,250 in new capital through the private placement of equity in the first quarter of fiscal 1997.

     The restructuring agreement with Silicon provided that Silicon would convert approximately $3,000,000 owing to Silicon into shares of the Company's common stock at a conversion rate of $1.52 per share, and transfer the remaining $1.8 million owing to Silicon into a new credit facility with Silicon. The agreement with Silicon was conditioned on, among other things: (i) the Company's simultaneous receipt of at least $1 million of proceeds from the private placement of its securities; (ii) the Company's best efforts in converting certain amounts owed to trade suppliers into equity securities or long-term notes; and (iii) the personal guarantees of certain officers of the Company for an amount not to exceed an aggregate of $200,000. The Company met the conditions of the Silicon agreement during the first quarter of fiscal 1997 and the new line of credit became effective in November 1996.

     In connection with the restructuring of trade debt during the fourth quarter of fiscal 1996: (i) $155,473 of trade debt was converted to stock in the Company at a rate of $1.52 per share which resulted in a gain from restructuring of $129,902; (ii) $101,358 was forgiven; and (iii) approximately $106,000 was converted to promissory notes with terms of up to 24 months. This resulted in an extraordinary gain of $231,260. Subsequent to the fiscal year ended September 30, 1996, the Company completed agreements with trade creditors such that (i) $378,000 of trade payables were converted to stock at the rate $1.52 per share; (ii) $100,000 was forgiven; and (iii) $162,000 was converted to a 24 month promissory note.

     With regard to the restructuring of certain notes payable, $292,500 was converted to shares of the Company's common stock at a rate of $.25 per share (the same pro rata price per share as sold in the Company's private placement) during the fourth quarter of fiscal 1996. See Notes 4 and 5 to the Financial Statements included herein.

     Management believes that with: (i) the completion of the above mentioned restructuring of its debt; (ii) the equity infusion that it has received subsequent to the Company's fiscal year end September 30, 1996; (iii) the increase in trade credit which the Company has received upon the aforementioned debt restructuring; and (iv) the expansion of the Company's marketing efforts and sales territory expansion the Company will be able to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain products necessary to accept and fill customer orders on a timely basis, and allow the Company to refinance outstanding debt when it comes due in fiscal 1997. The increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

     There can be no assurance that the Company will be able to increase sales levels to achieve profitability which could force the Company to significantly reduce its operations in order to reduce expenses or take other actions to resolve liquidity constraints that may arise.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     3.   NOTES PAYABLE - BANK

     The Company's principal credit facility is a revolving credit facility with Silicon. The line of credit, which is secured by essentially all of the Company's assets, initially provided for borrowings of up to $4,000,000, limited to (i) 80% of the amount of eligible accounts receivable; and (ii) the lesser of $1,500,000 or 50% of the book value of eligible inventories, reduced by trade accounts payable. The line of credit provided for the payment of interest monthly at the rate of 1% over the bank's prime rate for borrowings collateralized by accounts receivable and 3% over the bank's prime rate for borrowings collateralized by inventory. The line of credit was scheduled to mature on February 5, 1995.

     In January 1994, Silicon extended the Company a supplemental $1,000,000 revolving line of credit facility, $750,000 of which was to be used solely for the acquisition of POI, with the remaining $250,000 for the use in the future acquisition of a separate distributorship. Silicon also agreed to increase the limit on inventory borrowings to the lesser of $2,000,000 or 50% of the book value of eligible inventories, net of trade accounts payable, upon the Company's repayment of the supplemental line of credit. The supplemental line of credit was repaid in August 1994. In March 1994, in connection with the Company's acquisition of MOI, Silicon increased the overall limit on the line of credit to $5,500,000.

     In connection with the increase in the line of credit and the extension of a supplemental credit facility, the Company paid loan origination fees of $2,500 and issued to Silicon warrants to purchase an aggregate of 40,000 shares of common stock at an exercise price of $5.00 per share exercisable through March 31, 1999. In October 1994, the Company reduced the exercise price of the warrant to purchase 40,000 shares of common stock and that of the warrant to purchase 4,119 shares of common stock issued to Silicon in April 1992, to $1.30 per share for exercises before January 31, 1995. In November 1994, the exercise price was further reduced to $1.00 per share for exercises before February 28, 1995.

     During fiscal 1995, the balance outstanding under the line of credit exceeded the amount available under the borrowing formula and the Company was otherwise in default with respect to certain provisions of the line of credit agreement. On April 1, 1995, Silicon agreed to extend the terms of the Company's line of credit, as generally in effect in the original agreement, through February 6, 1996 (subsequently extended to April 15, 1996), and agreed to forbear in the exercise of its rights resulting from the Company's past defaults or defaults in the future compliance with the financial covenants, and to advance the Company an additional $500,000 (the "flat rate loan"), conditioned upon the Company's agreement to make certain scheduled reductions in both: (a) the amount of the total borrowings outstanding; and (b) the amount by which total borrowings exceeded the amount available under the collateral formula. Under the extended agreement all borrowings bear interest, payable monthly, at the annual rate of 3% above Silicon's prime rate, subject to reduction as the amount of the Company's over formula borrowing decreases. In addition, the Company agreed to modify the terms of warrants to purchase 44,119 shares of common stock to provide for exercise at a price of $.50 per share through March 31, 2000.

     Throughout fiscal 1996, the Company continued to be in default of the provisions in the credit agreement with Silicon. At September 30, 1996, principal of $4,375,304 and accrued interest of $443,394 were outstanding under the line of credit.

      In September 1996, the Company reached an agreement with Silicon on an Amended and Restated Loan and Security Agreement ("Amended Agreement") such that Silicon agreed to convert approximately $3 million of amounts owed to it by the Company under its Line of Credit into shares of the Company's common stock at the rate of $1.52 per share. As a result of the conversion, Silicon further

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

agreed to extend the maturity date with respect to the remaining $1.8 million under the Line of Credit to July 1997. The agreement was conditioned on, amongst other things, the Company's receipt of at least $1 million in cash and the personal guarantees (for an amount not to exceed $200,000 in the aggregate) of certain officers of the Company.

     In November 1996, in connection with a private placement of equity, the Company exceeded the $1,000,000 receipt of capital requirement and its officers executed personal guarantees. As a result of the conversion of $3,160,327, the amount owed to Silicon less the $1.8 million facility, the Company will record an extraordinary gain of $2,495,412 during the first quarter of fiscal 1997. See Note 11.

     The Amended Agreement provides for the Company to receive advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base is equal to (i) 80% of the amount of eligible accounts receivable and (ii) 50% of eligible inventories or $1,000,000. The lending rate on the Amended Agreement is 2% over Silicon's prime rate and is payable on a monthly basis.


     4.   SHORT TERM DEBT - RELATED PARTY

     In September 1995, Michael J. Carroll and James J. Urban, the Company's President/Chief Executive Officer and Senior Vice President/Chief Operating Officer, respectively, loaned an aggregate of $100,000 to the Company in exchange for 90-day promissory notes. In addition, Linda Zimdars, a member of the Company's Board of Directors, loaned $100,000 to the Company in exchange for 90-day promissory notes. The notes to Ms. Zimdars were personally guaranteed by Messrs. M. Carroll and Urban. The notes bear interest at 15% per annum. In December 1995, a payment of $10,000 was made on the note to Messrs. Carroll and Urban and a payment of $10,000 was made on the note to Ms. Zimdars. In April 1996, the notes were amended to extend their maturity to July 1, 1996, and in September 1996, the notes were converted to common stock in the Company at the conversion rate of $.25 per share.

     In December 1995, the Company borrowed an additional $280,000 under 60-day promissory notes bearing interest at 6% per annum and note origination fees of $17,000 (6%). Of the aggregate of $280,000: (i) $50,000 was borrowed from each of Michael Carroll and James Urban; (ii) $80,000 was borrowed from Ms. Zimdars; and (iii) $100,000 was borrowed from Tiger Eye Capital, L.L.C. ("Tiger Eye"). The notes were repaid in February 1996. Tiger Eye has consulting agreements with the Company which provide for the issuance of 600,000 shares of common stock in connection with the rendering of investor and public relations services. (see Note 6).

     In February 1996, the Company borrowed $150,000 from Messrs. M. Carroll and Urban, and Ms. Zimdars under 24-day promissory notes bearing interest at the rate of 1% per annum above the prime lending rate in effect from time to time.
A loan origination fee of 6% was also paid. Of the aggregate of $150,000, $50,000 was borrowed from each of Messrs. M. Carroll and Urban, and Ms. Zimdars. In March 1996, a payment of $12,500 was made to each of Messrs. M. Carroll and Urban, and in May 1996, the balance of the notes to Messrs. M. Carroll and Urban were repaid. The note to Ms. Zimdars was also repaid in May 1996.

     During August 1996, the Company borrowed $215,000 from an individual under a 30 day promissory note bearing interest at 10% per annum and a note origination fee of $6,450. In October, the note was converted to 860,000 shares of common stock in the Company as participation in the Company's Private Placement offering which commenced on October 1, 1996. In addition, warrants exercisable for $1.00 were also issued as part of the participation in the aforementioned Private Placement offering.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     5.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                    September 30,
                                                                                    -------------
                                                                               1995           1996
                                                                               ----           ----
Notes payable collateralized by automobiles and trucks,
   with interest rates between 4.8% and 9.3%, principal
   and interest payable monthly, due on or before February 1998             $  30,288       $ 16,161

9% notes payable, due on July 1, 1996                                         137,500         25,000

5% convertible notes payable                                                   25,000              -

6.3% trade creditor promissory note payable monthly
     through November 1998                                                    510,000        540,000

10% trade creditor promissory note payable monthly
   from December 1996 through November 1998
   of which $13,326 represents amounts for deferred interest                        -         79,956
                                                                            ---------       --------

Total long-term debt                                                          702,788        661,117

Less current portion                                                          324,660        567,395
                                                                            ---------       --------

Long-term debt, less current portion                                        $ 378,128       $ 93,722
                                                                            ---------       --------
                                                                            ---------       --------


     The aggregate amounts of long term debt mature as follows:

     Year ending September 30,                               Amount
     -------------------------                               ------

          1997                                              $567,395
          1998                                                90,947
          1999                                                 2,775
          ----                                              --------
          Total                                             $661,117
                                                            --------
                                                            --------

     During 1994, the Company issued $1,150,000 in principal amount of 5% convertible promissory notes (the "5% Notes") and 9% promissory notes (the "9% Notes"). The net proceeds were used to fund the cash consideration paid in connection with the Company's acquisition of MOI.

     The outstanding principal of the 5% Notes was convertible into shares of Common Stock at the rate of $3.00 per share, or $2.50 per share if the holder elected to extend the maturity date of a note past December 31, 1995, on an all or none basis, by notice of conversion to the Company after June 30, 1995 and up to the maturity date, or at any time within thirty days of issuance of a notice of prepayment by the Company. In the event that the closing bid price per share of common stock equaled or exceeded $8.00 for five consecutive trading days, then, at the Company's election and immediately upon the issuance of a notice by the Company, the outstanding principal and interest under each 5% Note would be converted into shares of common stock at the rate of $3.00 per share.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     During fiscal 1995, the Company on three occasions elected to reduce the conversion rate applicable to the 5% Notes, first in October 1994 to $1.50 per share, then in December 1994 to $1.00 per share, and then in April 1995 (and to extend the maturity date of the 5% Notes) to $.50 per share. During the third quarter of fiscal 1995, the holders of an aggregate of $987,500 of the 5% Notes elected conversion at $.50 per share and were issued an aggregate of 1,975,000 shares of common stock.

     Officers or directors of the Company were purchasers of an aggregate of $362,500 of 5% Notes (which were subsequently converted into 725,000 shares of common stock in connection with the third quarter fiscal 1995 conversion described above) and $62,500 of 9% Notes.

     In September 1996, in connection with the Company's debt restructuring, the Company elected to provide a conversion rate on the 9% Notes such that the amounts outstanding under the 9% Notes could be converted at the rate of $.25 per share (the rate at which the Company commenced a Private Placement of Equity in the Company on October 1, 1996).

     During August 1996, the Company reached agreement with a trade creditor in which of the $222,104 owed, $66,631 would be converted to a 24 month promissory note with simple interest at 10%, and the balance, $155,473, would be converted into 102,285 shares of the Company's common stock (a conversion rate of $1.52 per share).

     The Company believes that the interest rates on its long-term debt are generally below the rates that would currently be available for similar debt instruments issued by similar borrowers, and that as a result, the market value of the Company's long-term debt is less than the carrying amount. However, a determination of the specific market value of the Company's long-term debt would involve excessive costs.



     6.   STOCKHOLDERS' EQUITY (DEFICIT)

     (A) COMMON STOCK AND COMMON STOCK WARRANT TRANSACTIONS (THE "SECURITIES TRANSACTIONS")

     In addition to the Securities Transactions described in Notes 3, 4 and 5 above, the following occurred during fiscal 1995 and 1996:

     In connection with the Company's July 1994 acquisition of MOI, the Company entered into an agreement with MOI's owners, who are now the Company's chief executive officer and chief operating officer (Michael J. Carroll and James
J. Urban, respectively), to issue common stock with an aggregate value of $800,000, ($400,000 in July 1995 and $400,000 in July 1996) at the then market prices. The agreement was amended in April, 1995 to provide for immediate settlement, and the Company satisfied the total obligation by issuing 1,600,000 shares of common stock at a value of $.50 per share, which reflected the current market price.

     The issuance of 210,526 of such shares at a value of $800,000 had been reflected in the financial statements at the time of the acquisition, and in the third quarter of 1995 the Company recorded the issuance of the 1,389,474 shares.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     The MOI acquisition also resulted in the issuance of a $300,000 note payable, due $150,000 in July, 1995 and $150,000 July, 1996. During the third quarter of 1995 the holders of note (Michael J. Carroll and James J. Urban), agreed to convert the note into common stock at the rate of $.50 per share, resulting in the issuance of 600,000 shares.

     In April 1995, the Company issued an aggregate of 250,000 shares of Common Stock to Michael Carroll and James Urban for cash proceeds of $125,000.

     In June 1995, the Company entered into a consulting agreement and a finders agreement with Tiger Eye, which agreements contemplated the issuance of an aggregate of 500,000 shares of common stock by the Company in exchange for the services to be provided by Tiger Eye thereunder. In April 1996, such agreements were amended to provide for performance thereunder at such time as the Company became current in its public reporting under the Securities Exchange Act of 1934 (the "Exchange Act").

     In December 1995, the Company entered into a consulting agreement with Tiger Eye which provides for the rendering of investor and public relations services. Pursuant to such agreement, Tiger Eye was entitled to receive 300,000 shares of common stock: 100,000 of which were issuable upon execution of the agreement and 33,333 of which were issuable each month through June 1996. The initial term of the agreement commenced January 1, 1996. Such agreement was amended to provide for performance thereunder at such time as the Company became current in its public reporting under the Exchange Act.

     In July, pursuant to the terms of the aforementioned agreements, as amended, between the Company and Tiger Eye, the Company issued 600,000 shares of the Company's common stock to Tiger Eye. As a result of the above, the Company recorded an expense of $300,000 during the fourth quarter of fiscal 1996.


     (B)  OUTSTANDING STOCK PURCHASE WARRANTS

     The following sets forth the common stock purchase warrants outstanding which were exercisable as of September 30, 1996:

     Shares Obtainable        Per Share           Exercisable
     on Exercise              Exercise Price      Through
     -----------              --------------      -------

     44,119                   $.50                March 2000

     25,000                   $1.00               December 1997

     2,187,500                $5.00               July 1998

     In addition, the underwriters of the Company's initial public offering received a warrant to purchase 125,000 units, exercisable at $6.40 per unit through July 1998. Each unit consists of one share of common stock and one warrant exercisable at $5.00 per share through July 1998.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     (C)  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     In February 1993, the Company adopted the Franklin Ophthalmic Instruments Co., Inc. 1993 Stock Option and Appreciation Rights Plan (the "1993 Plan") which provides for the grant of options to officers, directors, employees and consultants to purchase not more than an aggregate of 200,000 shares of common stock. The 1993 Plan provides for the grant of options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, as amended, as well as options which do not so qualify.

     With respect to qualified options, no option may be granted more than ten years after the effective date of the 1993 Plan or exercised more than ten years after the date of grant (five years if the optionee owns more than ten percent of the common stock of the Company). The option price may not be less than 100 percent of the fair market value of the common stock on the date of the grant (110 percent if the optionee owns more than ten percent of the common stock of the Company). Subject to certain limited exceptions, options may not be exercised unless, at the time of exercise, the optionee is in the service of the Company. The options to be granted under the 1993 Plan included options to purchase shares of common stock pursuant to a formula by which each non-employee director is granted non-qualified options to purchase 15,000 shares of common stock each year.

     The 1993 Plan was subsequently amended in December 1993 and January 1994 to ensure compliance with federal and state securities laws, and to permit an option holder to arrange for a "cashless exercise" wherein an option may be exercised and the common stock sold on the same day with a portion of the proceeds from the sale delivered to the Company to pay the exercise price of the option. These amendments were approved by the shareholders at the annual shareholders' meeting held on March 11, 1994.

     In December 1993, the Company's Board of Directors adopted (subject to shareholder approval which was subsequently obtained) the Franklin Ophthalmic Instruments Co., Inc., 1994 Combined Stock Option and Appreciation Rights Plan (the "1994 Plan"). The 1994 Plan was also amended to conform with state securities laws. The shareholders approved the adoption of the 1994 Plan and its amendments at the annual shareholders' meeting held on March 11, 1994.

     The terms and conditions of the 1994 Plan are substantially identical to those of the 1993 Plan with the following two significant differences: (i) the number of shares of common stock available to purchase through the grant of options and rights under the 1994 Plan aggregates 330,000; and (ii) directors who are not also employees are not eligible to participate in the 1994 Plan.

     The following sets forth the activity for the 1993 Plan and the 1994 Plan for fiscal 1995 and 1996:

                                                  1993 Plan                           1994 Plan
                                                  ----------                          ----------
                                             Shares      Exercise Price          Shares       Exercise Price
                                             -------     --------------          ------       --------------
Outstanding at September 30, 1994            120,000     $ 4.00-5.625            249,000      $2.625-3.19
Fiscal 1995
  Granted                                     30,000     $        .75                  -                -
  Forfeited                                  (60,000)    $4.625-5.625           (153,000)     $2.625-3.19
                                             -------      -----------           --------       ----------
Outstanding at September 30, 1995             90,000     $ .75 -4.625             96,000      $2.625-3.19

Fiscal 1996
  Granted                                     30,000     $        .50                  -                -
  Forfeited                                        -                -            (28,500)     $2.625-3.19
                                             ------------------------           -------------------------
Outstanding at September 30, 1996            120,000     $  50- 4.625             67,500      $2.625-3.19


     All outstanding options reflected above are currently exercisable.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     7.   INCOME TAXES

     The following sets forth the deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities:

                                                           September 30,
                                                           -------------
                                                        1995          1996
                                                        ----          ----
     Deductible temporary differences
     Net operating loss carryforwards               $ 3,000,000    $3,700,000
     Allowance for doubtful accounts                    140,000        16,000
     Valuation reserve for inventory obsolescence        60,000        40,000
     Valuation allowance for deferred tax assets     (3,200,000)   (3,756,000)
                                                    -----------    ----------
          Net deferred tax asset                    $         -    $        -
                                                    -----------    ----------

     Due to the uncertainty of realizing the deferred tax asset in the future, the Company has recorded a valuation allowance equaling the deferred tax asset.

     As of September 30, 1996, the Company has net operating loss carryforwards of approximately $9,300,000 which may be used to reduce taxable income and income taxes in future years. The availability of certain operating loss carryforwards to offset future years' taxable income is subject to certain limitations due to changes in the Company's ownership during the year ended September 30, 1993. The carryforwards expire from fiscal 2006 to fiscal 2011.

     8.   COMMITMENTS AND CAPITAL LEASE OBLIGATIONS

     The Company leases office, warehouse and service facilities under operating leases through 2001. Rent expense (net of sublease income) was $143,523 for the year ended September 30, 1995 and $157,411 for the year ended September 30, 1996.

     Future obligations under the noncancellable operating leases with initial remaining terms in excess of one year at September 30, 1996 are as follows:


     Year Ending         Minimum             Minimum
     September 30,       Rental Payments     Sublease Income           Net
     -------------       ---------------     ---------------           ---

     1997                $188,100               $54,015             $134,085
     1998                 188,100                55,464              132,636
     1999                 182,665                56,907              125,758
     2000                 122,880                     -              122,880
     2001                  71,680                     -               71,680
                         --------              --------             --------

     Total               $753,425              $166,386             $587,039
                         --------              --------             --------
                         --------              --------             --------


     The Company leases equipment under capital lease financing arrangements. Amortization expense associated with the equipment leases for the years ended September 30, 1995 and 1996 was $25,964 and $15,974 respectively.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     Future minimum capital lease payments are as follows:

          Year Ending September 30,                   Amount
          -------------------------                   ------
               1997                                  $21,079
               1998                                   21,079
               1999                                   15,994
               2000                                      205
                                                     -------
          Total before interest deduction             58,357
          Less amount representing interest            9,729
                                                     -------
          Capital lease obligations                  $48,628
                                                     -------
                                                     -------

     9.   STATEMENTS OF CASH FLOWS


                                                                        FOR THE YEAR
                                                                     ENDED SEPTEMBER 30,
                                                                     -------------------
                                                                     1995           1996
                                                                     ----           ----
Supplemental disclosure of cash flow information:
Cash paid during the year for
     Interest                                                   $   607,840    $   400,846
                                                                -----------    -----------
                                                                -----------    -----------
     Income taxes                                               $         -    $     3,000
                                                                -----------    -----------
                                                                -----------    -----------

Supplemental schedule of non-cash investing and financing activities:

     Contribution to capital (forgiveness of debt)              $   200,000        $     -
     Note payable issued to vendor for trade debt from
          inventory purchases                                       510,000         66,631
     Common stock issued for software rights                         45,000              -
     Common stock issued in connection with the
          conversion of debt                                      1,287,500        318,071
     Common stock issued for services                                     -        312,374
                                                                -----------    -----------

     Total non-cash investing and financing activities          $ 2,042,500    $   697,076
                                                                -----------    -----------
                                                                -----------    -----------

     10.  RELATED PARTY TRANSACTIONS

     The Company has an agreement with a sole proprietorship, owned by Linda S. Zimdars, a member of the Board of Directors, to provide consulting services. Fees paid to this sole proprietorship during fiscal 1995 and 1996 were $15,750 and $21,000, respectively.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     11.  SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of fiscal 1997, the Company raised $1,200,250 of capital through the sale of 2,400,500 Units which were sold pursuant to a private placement of Units (each Unit consisting of two shares of common stock and one common stock purchase warrant). The sale of the 2,400,500 Units exceeded the minimum of 2,000,000 Units required pursuant to the terms of the private placement, which is being conducted by the Company on a "best efforts" basis and provides for the sale and offer of up to a maximum of 3,200,000 Units. With the amount raised in the aforementioned private placement, the Company met the $1 million capital-raising requirement that was conditioned in its agreement with Silicon, and together with the effectiveness of personal guarantees by Messrs. M. Carroll, J. Urban and B. Carroll, the Company has met all remaining conditions necessary for the execution of the Company's agreement with Silicon. In addition, the Company has completed agreements with trade creditors during November and December 1996 such that: (i) $378,000 of trade-debt would be converted to common stock at a price of $1.52 per share; (ii) $162,000 would be converted to a 24 month promissory note commencing November 15, 1996; and (iii) $100,000 would be forgiven.

     Supplementary earnings per share data to reflect the impact of these transactions during the year ended September 30, 1996 are as follows:

     Supplementary Loss Before Extraordinary Item                $1,826,485
                                                                 ----------
                                                                 ----------

     Supplementary Net Loss                                      $1,595,325
                                                                 ----------
                                                                 ----------

     Supplementary Loss Before Extraordinary Item Per Share             .12
                                                                 ----------
                                                                 ----------

     Supplementary Net Loss Per Share                                   .11
                                                                 ----------
                                                                 ----------

     Supplementary Weighted Average Shares Outstanding           14,983,240
                                                                 ----------
                                                                 ----------

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 27, 1995, the Company's Board of Directors dismissed the firm of Marinelli & Scott as the Company's independent public accountants. Effective as of the same date, the Company retained BDO Seidman LLP to serve as its independent public accountants. The forgoing events were reported and are more fully described in the Amended and Restated Current Report on Form 8-K/A #1, dated November 27, 1995, which was filed by the Company with the Securities and Exchange Commission (the "Commission") on December 6, 1995 (File No. 0-21852) and is herein incorporated by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names and ages of all directors and executive officers of the Company are as follows:

Name                     Age       Position with the Company
----                     ---       -------------------------

Michael J. Carroll       57        President, Chief Executive Officer and
                                   Director

James J. Urban           59        Senior Vice President, Chief Operating
                                   Officer and Director

Brian M. Carroll         33        Vice-President and Chief Financial Officer

Philip G. Winters        47        Director

Linda S. Zimdars         34        Secretary and Director


MANAGEMENT BIOGRAPHIES

     MICHAEL J. CARROLL was appointed President of the Company effective January 1, 1995. In April 1995, Mr. Carroll was also appointed Chief Executive Officer and a director of the Company upon the resignation of Robert A. Davis, the Company's previous President and Chief Executive Officer. Prior to joining the Company, Mr. Carroll, along with James J. Urban, was a stockholder/founder of MOI, until July 1994 when all of the outstanding capital stock of MOI was acquired by the Company. Mr. Carroll was Vice President and Sales Manager of MOI. Prior to the organization of MOI in 1982, Mr. Carroll held various executive positions in ophthalmic instrument and optical firms including Vice President of House of Vision, Inc. (a firm in the business of manufacturing optical products and the distribution of ophthalmic instruments with over 150 locations and approximately 1,100 employees).

     JAMES J. URBAN was appointed Executive Vice President effective January 1, 1995 and Chairman of the Board of Directors upon the resignation of Dallas Talley on April 1, 1995. Prior to joining the Company, Mr. Urban, along with Mr. Carroll was stockholder/founder of MOI, until July 1994 when all of the outstanding capital stock of MOI was acquired by the Company. Mr. Urban served as President of MOI from its incorporation in 1982. Prior to the inception of MOI, Mr. Urban held various executive positions with several ophthalmic instrument distribution companies.

     BRIAN M. CARROLL was appointed Vice President and Chief Financial Officer effective April 1, 1995. Mr. Carroll was co-founder of MOI's digital imaging division and Doctors Financial Services, Inc. ("DFS"). DFS was a finance/leasing company concentrating in the ophthalmic industry. Mr. Carroll holds a B.A. degree in finance from Loyola University of Chicago, an M.B.A. degree in accounting from DePaul University and a J.D. degree from The John Marshall Law School. Brian M. Carroll is the son of Michael J. Carroll.

     PHILIP G. WINTERS has been a Director of the Company since October 1992. Dr. Winters is a dentist and has owned and operated his own general dentistry practice in San Mateo, California since 1976.

     LINDA S. ZIMDARS has been a Director and Secretary of the Company since June 1992. Ms. Zimdars currently serves as a consultant to the Company. See "Consulting and Other Arrangements" below. Prior to 1995, Ms. Zimdars was Vice President and Branch Manager of Redwood Bank, with whom the Company had a banking relationship from 1984 until approximately April 1995.


CLASSIFICATION OF THE BOARD OF DIRECTORS

     The Board of Directors is classified into three classes: Class I, Class II, and Class III. Each member of the Board of Directors serves for a term of three years or until a successor has been elected and qualified. The structure of the Board of Directors contemplates that the members of one class thereof would be elected at each annual meeting of stockholders. Class II were expected to stand for re-election in 1996. Class I directors were expected to stand for re-election at the annual meeting of shareholders in 1995. Each member of the Board of Directors the elected will serve a term of three years or until a successor has been elected and qualified. The classification of the Board of Directors, with staggered terms of office, was implemented for the purpose of maintaining continuity of management and of the Board of Directors.

     The Board of Directors has designated the following persons to serve in the respective classes as noted: Class I - Michael J. Carroll; Class II - James J. Urban; and Class III - Linda S. Zimdars and Philip G. Winters. Messrs. Carroll and Urban succeeded to such classes upon the respective resignations of Messrs. Davis and Talley.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware general Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit. The Delaware General Corporation Law provides further that the indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise. The Company's Certificate of Incorporation eliminates the personal liability of directors to the fullest extent permitted by Section 102(b)(7) of the Delaware General Corporation Law.

     The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established an Audit Committee, an Executive Compensation Committee and a Stock Option Committee. Mr. Winters and Ms. Zimdars are the only members of the above referenced Committees. The Audit Committee recommends to the Board of Directors' independent public accountants for the Company and reviews related matters. The Executive Compensation Committee reviews and recommends the compensation of executive officers and key employees. The Stock Option Committee administers the Company's stock option plans.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission (the "Commission") and NASDAQ. Officers, directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely upon a review of Forms 3, Forms 4 and Forms 5 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, it is the Company's belief that, other than as set forth below, any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were filed, as necessary, by the officers, directors and securityholders required to file the same.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following sets forth the aggregate compensation paid to the Company's Chief Executive Officer for services rendered to the Company during the fiscal years indicated. None of the Company's executive officers who served as such at the end of the last fiscal year earned in excess of $100,000 during the fiscal years ended September 30, 1995 and 1996.


                            Annual Compensation            Long  Term Compensation

Name and Position    Year   Salary   Bonus  Compensation   Awards   SARS (#)   Compensation
-----------------
Michael J. Carroll   1996   $66,000    -       $6,000         -        -             -
President & Chief    1995   $78,445    -       $6,000         -        -             -
Executive Officer


STOCK OPTION PLANS

     The Company currently has two stock option plans: (i) the Franklin Ophthalmic Instruments, Co., Inc. 1993 Stock Option and Appreciation Rights Plan (the "1993 Stock Option Plan"); and (ii) the Franklin Ophthalmic Instruments Co., Inc. 1994 Stock Option and Appreciation Rights Plan (the "1994 Stock Option Plan").

     The 1993 Stock Option Plan provides for the grant of options to officers, directors (including employee and non-employee directors), employees and consultants to purchase not more than an aggregate of 200,000 shares of common stock of the Company. The 1994 Stock Option Plan is substantially similar to the 1993 Stock Option Plan except that it provides for the grant of options to officers, directors (who are also employees), employees and consultants to purchase not more than an aggregate of 330,000 shares of common stock. The 1993 Stock Option Plan and the 1994 Stock Option Plan (collectively the "Stock Option Plans" ) provide for: (i) the grant of options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; and (ii) the grant of options which do not so qualify. As of the date hereof, there are two employee directors (Messrs. M. Carroll and J. Urban), two non-employee directors (Dr. Winters and Ms. Zimdars) and 2 additional employees that are eligible participants in the 1994 Stock Option Plan. In addition, stock appreciation rights may be granted in conjunction with the grant of options under the Stock Option Plans.

     Subject to Rule 16b-3 under the Exchange Act, each Stock Option Plan shall be administered by: (i) the Board of Directors, if each member of the Board of Directors is a "disinterested person" (as defined under Rule 16b-3); or (ii) a committee (the "Committee") of not less than two members of the Board of Directors, each of whom is a "disinterested person." The Board of Directors or the Committee generally has the authority, subject to the provisions of the Stock Option Plans, to determine the individuals to whom and the date on which discretionary options and rights are to be granted, the number of shares to be subject to options and rights, the exercise price of shares subject to options and rights, the terms of any vesting forfeiture schedule and the other terms and provisions of options and rights. The 1993 Stock Option Plan and the 1994 Stock Option Plan are separately administered by the Committee comprised of Linda S. Zimdars and Philip G. Winters.

     While the price at which shares of common stock subject to an option may be purchased shall be determined by the Board of Directors or the Committee, as applicable, pursuant to the provisions of the Stock Options Plans, the purchase price of shares of common stock issuable upon exercise of an incentive option must not be less than 100% of the fair market value of such shares on the date such incentive option is granted and the exercise price of a non-qualified option shall not be less than 85% of the fair market value of the common stock on the date of grant thereof.

     The 1993 Stock Option Plan includes a formula granting (on a non-discretionary basis) each director in office, who is not also an employee, on the third Monday in June of each year in which the 1993 Stock Option Plan is in effect, non-qualified options to purchase 15,000 shares of common stock at price per share determined by a formula set forth in the provisions of the 1993 Stock Option Plan based on the trading price of the common stock on the date of grant of such options. The 1994 Stock Option Plan does not provide a formula for non-discretionary grants of options.

     Pursuant to the formula contained in the 1993 Stock Option Plan, non-qualified options to purchase an aggregate of 120,000 shares of common stock had been issued as of June 1995 to two non-employee directors (Dr. Winters and Ms. Zimdars) at exercise prices of $4.00, $4.625, $.75 per share, and $.50 per share. Options previously issued to Messrs. Davis and Talley expired unexercised during fiscal 1995. Except as set forth above, no other options or rights were granted during fiscal 1995 or fiscal 1996 under the Stock Option Plans.

     The Board of Directors or the Committee, as applicable, may require as a condition to the grant of any option or right, that the grantee enter into a stock option agreement which shall require, among other things, that with respect to any options granted to directors or officers, at least six months must elapse from the date such options are granted to the date on which any share of common stock underlying such options are sold or any right associated with such option is exercised, unless the Board of Directors or the Committee, as applicable, otherwise consents in writing. No options may be granted under the Stock Option Plans more than ten years after the date of approval of the Stock Option Plans by the stockholders. Options granted under the Stock Option Plans are not transferable except upon death. Except for options granted to non-employee directors under the non-discretionary formula, options may be exercised only while the option holder is employed by the Company, or in some cases, within three months of termination of employment.

OPTIONS/SARA GRANTS IN LAST FISCAL YEAR

     None.

AGGREGATE OPTION/SARA EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SARA VALUES

     None.

EMPLOYMENT AGREEMENTS

     In connection with the purchase of MOI, , the Company entered into employment agreements with Michael J. Carroll, currently President, Chief Executive Officer and Director of the Company, James J. Urban, currently Senior Vice President and Chief Operating Officer, and Brian M. Carroll, currently Vice President and Chief Financial Officer. Pursuant to the terms thereof, each such employment agreement provides for an initial term of three years ending June 29, 1997, subject to automatic extension for a period of two years, unless earlier terminated by the Company. Thereafter, each employment agreement provides for extension on a year to year basis. Such agreements provided that Michael Carroll and James Urban were to receive salaries of $78,000 per year and Brian Carroll was to receive a salary of $60,000. Michael Carroll and James Urban voluntarily reduced their salary in fiscal 1995 such that each now receives an annual salary of $66,000. Each of the employment agreements provides for bonuses at the discretion of the Company and reimbursement of business expenses and each such agreement contains a non-compete and confidentiality provision. Such agreements may be terminated by the Company for "Just Cause" (as such term is defined in the employment agreements including, without limitation, violations of the Company's policies and indictment or conviction for criminal acts) or at the Company's sole discretion (in which case severance payments must be made by the Company equal to nine months of salary under the terminated agreement).

CONSULTING AND OTHER ARRANGEMENTS

     In December 1994, the Company entered into a one year consulting agreement with Marketing and Acquisition Concepts pursuant to which such company will receive consulting fees in exchange for marketing services rendered to the Company. During fiscal years ended September 30, 1995 and 1996, Linda S. Zimdars, a director of the Company, received consulting fees plus expenses in connection with rendering consulting services relating to investor relations and other financial matters. Ms. Zimdars received consulting fees, under the above mentioned agreements of $15,750 for the fiscal year ended September 30, 1995 and $21,000 for the fiscal year ended September 30, 1996. Pursuant to the terms of the consulting agreement, such agreement is automatically renewed for one year periods unless terminated by the Company.

REMUNERATION OF DIRECTORS

     Until March 31, 1995, directors who are not employees of the Company received compensation of $750 per meeting attended. Since April 1, 1995, all meetings attended by non-employee directors have not been compensated except for expenses incurred.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth as of the date hereof, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of five percent or more of its outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group (5 persons). Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.

                                                      % of Outstanding Shares of
Name and Address              Number of Shares         Common Stock Beneficially
of Beneficial Owner(1)        Beneficially Owned(2)              Owned
-------------------           ------------------                 -----

Michael J. Carroll (3)             1,561,711 (4)                 16.34%

James J. Urban (3)                 1,561,710 (5)                 16.34%

Brian M. Carroll                      22,105  (6)                  .23%

Philip G. Winters                    660,000 (7)                  6.87%

Linda S. Zimdars                     670,000 (8)                  6.98%

All Executive Officers
& Directors as a Group
(5 Persons)                        4,474,526                     46.76%

(1) Michael J. Carroll, James J. Urban, Brian M. Carroll and Linda S. Zimdars may be contacted at 1265 Naperville Drive, Romeoville, Illinois 60446. Philip
G. Winters may be contacted at 324 North San Mateo Drive, San Mateo, California 94401.

(2) Unless otherwise noted, the Company believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days from the date hereof have been exercised or converted, as the case may be. Does not give effect to the exercise of: (i) an outstanding option granted to the underwriter of IPO (or the securities underlying the same); (ii) outstanding Class A Warrants; or (iii) other outstanding options and warrants, including those previously issued by the Company to the Bank.

(3)  The named securityholder is an officer and director of the Company.

(4)  Includes:   (a) 71,711 shares of common stock issued by the Company in connection with the acquisition of MOI; (b) 125,000 shares of common stock issued by the Company in connection with the Company's execution of a forbearance agreement with the Bank; (c) 1,100,000 shares of common stock issued upon conversion of $550,000 in debt owed to the noted stockholder in connection with the Company's acquisition of MOI; (d) 255,000 shares of common stock issued to the noted stockholder in connection with the conversion of certain promissory notes; and (e) 10,000 shares of common stock issuable upon exercise of stock options.

(5)  Includes:   (a) 71,710 shares of common stock issued by the Company in connection with the acquisition of MOI; (b) 125,000 shares of common stock issued by the Company in connection with the Company's execution of a forbearance agreement with the Bank; (c) 1,100,000 shares of common stock issued upon conversion of $550,000 in debt owed to the noted stockholder in connection with the Company's acquisition of MOI; (d) 255,000 shares of common stock issued to the noted stockholder in connection with the conversion of certain promissory notes; and (e) 10,000 shares of common stock issuable upon exercise of stock options.

(6) Includes (a) 17,105 shares of common stock issued to the noted stockholder in connection with the acquisition of MOI; and (b) 5,000 shares of common stock issuable upon exercise of stock options.

(7) Includes (a) 60,000 shares of common stock issuable upon exercise of stock options held by Dr. Winters; and (b) 600,000 shares of common stock issued to Dr. Winters in connection with the conversion of a certain convertible promissory note.

(8) Includes (a) 585,000 shares issued to Ms. Zimdars in connection with the conversion of certain promissory notes; (b) 60,000 shares of common stock issuable upon exercise of stock options, and (c) 25,000 shares of common stock issuable upon exercise of certain warrants held by Ms. Zimdars.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Michael Carroll and James Urban (each an officer and director of the Company) along with Linda Zimdars (a director) and Dr. Philip Winters (a director), acquired promissory notes in connection with a private debt offering commenced by the Company in April 1994. In connection therewith, Messrs. Carroll and Urban each purchased a 5% Convertible Note in the amount of $12,500 and each purchased a 9% Non-Convertible Note, in the amount of $12,500. In addition, Ms. Zimdars purchased a 5% Convertible Note and a 9% Convertible Note, each in the amount of $37,500. Dr. Winters purchased a 5% Convertible Note in the principal amount of $300,000.

     In December 1994, the Company issued a warrant exercisable to purchase 25,000 shares of Common Stock to Linda Zimdars, secretary and a director of the Company. Such warrant is exercisable for a period of three years at an exercise price of $1.00 per share.

     In April 1995, Robert A. Davis, formerly an officer and director of the Company, entered into a Separation Agreement with the Company pursuant to which Mr. Davis resigned his position with the Company, surrendered shares of Common Stock to the Company and forgave $200,000 in debt owed to him by the Company. The terms of such agreements are described: (i) elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and
(ii) in the Current Report on Form 8-K, dated April 1, 1995, which was filed with the Commission on May 3, 1995 (File No. 0-21852) and is incorporated herein by reference in its entirety, along with the exhibits thereto.

     Also in April 1995, the Company issued an aggregate of 250,000 shares of Common Stock to Michael Carroll and James Urban for cash proceeds of $125,000. See Note 8 to the Financial Statements set forth elsewhere herein.

     During September 1995, Michael Carroll and James Urban loaned an aggregate of $100,000 to the Company in exchange for a demand promissory note. In addition, Linda Zimdars loaned an aggregate of $100,000 to the Company in exchange for a demand promissory note. The promissory note to Linda Zimdars was personally guaranteed by Michael Carroll and James Urban, and during September of 1996 the balance due of $90,000 was converted to shares of the Company's Common Stock at the rate of $.25 per share. In addition, during September of 1996, the balance due of $90,000 to Messrs. Carroll and Urban was converted to Common Stock in the Company at the rate of $.25 per share (the same price per share as offered in the Company's Private Placement of Equity that was commenced on October 1, 1996). Each of the above conversions to Messrs. Carroll and Urban, and Ms. Zimdars provided for piggyback registration rights.

     In December 1995, in order to allow the Company to fill a large order, promissory notes were issued by the Company in exchange for loans to the Company by : (a) Tiger Eye for $100,000; (b) Michael Carroll for $50,000; (c) James Urban for $50,000; and (d) Linda Zimdars for $85,000. The promissory notes were for a period of 60 days and interest accrued at the rate of 6% per annum (with a loan origination fee of 6%). See Note 6 to the Financial Statements included elsewhere herein.

     The Company will not permit loans or other transactions between the Company and the officers, directors, principal shareholders, or affiliates for other than bona fide business purposes or on terms less favorable than could be obtained from third parties, unless approved by a majority of the disinterested directors and the independent directors, if any, of the Company.

     For a discussion of the employment and consulting agreements to which the Company is a party and payments of consulting and other fees to executive officers of the Company, see "Item 10: Executive Compensation" and Notes 4(B) and 12 to the Consolidated Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT
     NUMBER         TITLE OF EXHIBIT

     2.1 Asset Purchase Agreement, dated January 27, 1994, by and between Franklin Ophthalmic Instruments Co., Inc. and Progressive Ophthalmic Instruments, Inc. filed with the Securities and Exchange Commission (the "Commission") on February 14, 1994 (File No. 0-21852) as an exhibit to the Company's Current Report on Form 8-K, dated January 27, 1994, and incorporated herein by reference.

     2.2 Stock Purchase Agreement, dated June 24, 1994, by and among Franklin Ophthalmic Instruments Co., Inc., Midwest Ophthalmic Instruments, Inc., Michael J. Carroll and James
                    J. Urban filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on 8-K, dated July 1, 1994 (File No. 0-21852), and incorporated herein by reference.

     2.3 Letter Agreement, dated June 29, 1994, by and among Franklin Ophthalmic Instruments Co, Inc., Midwest
                    Ophthalmic Instruments, Inc., Michael J. Carroll and James
                    J. Urban filed with the Securities and Exchange Commission on July 15, 1994 as Exhibit 2.02 to the Company's Current Report on Form 8-K (File No. 0-21852) and incorporated herein by reference.

     3.1 Articles of Incorporation of Franklin Ophthalmic Instruments Co., Inc., Delaware (Registrant) filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     3.2 Articles of Incorporation of Franklin Ophthalmic Instruments Co, Inc. (California) filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     3.3 Agreement and Plan of Merger Certificate between Franklin Ophthalmic Instruments Co., Inc. (Delaware) and Franklin Ophthalmic Instruments Co., Inc. (California) filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     3.4            Bylaws of Franklin Ophthalmic Instruments Co., Inc.
                    (Registrant) filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     3.5 Certificate of Stock Designation, Franklin Ophthalmic Instruments Co., Inc. (Delaware) filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     EXHIBIT
     NUMBER         TITLE OF EXHIBIT


     4.1 Specimen Common Stock Certificate filed with the Securities and Exchange Commission on June 16, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     4.2 Form of Class A Warrant filed with the Securities and Exchange Commission on June 16, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     4.3 Form of Unit Purchase Option Certificate filed with the Securities and Exchange on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     4.4 Form of Bridge Lenders' Unit Purchase Warrant filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated by reference.

     4.5 Form of Warrant Agreement among the Company, J. Gregory and Company, Inc. and Continental Stock Transfer and Trust Company filed with the Securities and Exchange Commission on June 16, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated.

     4.6 Warrant issued by the Company, to Silicon Valley Bank, filed with the Securities and Exchange Commission on May 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     4.7 Warrant, dated January 21, 1994, issued by the Company to Silicon Valley Bank, filed with the Securities and Exchange Commission as Exhibit 10.02 to the Company's Current Report on Form 8-K, dated January 27, 1994 (File No. 0-21852), and incorporated herein by reference.

     4.8 Warrant, dated March 31, 1994, issued by the Company to Silicon Valley Bank, and corresponding Registration Rights Agreement, filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K, dated July 1, 1994 (File No. 0-21852), and incorporated herein by reference.

     4.9 Franklin Ophthalmic Instruments Co, Inc. 1994 Stock Option and Appreciation Rights Plan, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-8 (File No. 0-21852) and incorporated herein by reference.

     4.10 Franklin Ophthalmic Instruments Co., Inc. 1993 Stock Option and Appreciation Rights Plan filed with the Securities and Exchange Commission on March 10, 1993 as Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     EXHIBIT
     NUMBER         EXHIBIT

     4.11 Promissory Note, dated January 20, 1994, executed by Franklin Ophthalmic Instruments Co., Inc. in favor of Silicon Valley Bank filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-21852) as
                    Exhibit 10.01 to the Company's Current Report on Form 8-K, dated January 27, 1994, and incorporated herein by reference.

     4.12 Warrant to Purchase Common Stock, dated January 21, 1994, issued by Franklin Ophthalmic Instruments, Inc. to Silicon Valley Bank and corresponding Antidilution Agreement and Registration Rights Agreement, filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-21852) as Exhibit 10.02 to the Company's Current Report on Form 8-K, dated January 27, 1994, and incorporated herein by reference.

     4.13 Form of Non-Negotiable 5% Convertible Promissory Note filed with the Securities and Exchange Commission on August 12, 1994 as Exhibit 10.21 to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     4.14 Form of Non-Negotiable 9% Promissory Note filed with the Securities and Exchange Commission on August 12, 1994 as
                    Exhibit 10.22 to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     4.15 Common Stock Purchase Warrants issued by Franklin Ophthalmic Instruments Co., Inc. in December 1994 to each of Linda S. Zimdars, an officer and director of the Company, and Dwayne Podgurski, an employee of the Company filed with the Securities and Exchange Commission as Exhibit 4.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994 (File No. 0-21852) and incorporated herein by reference.

     10.1 Loan documents evidencing loans and/or lines of credit extended to the Company by Silicon Valley Bank, filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

     10.2 Loan Modification Agreement, dated January 20, 1994, between Franklin Ophthalmic Instruments Co., Inc. and Silicon Valley Bank filed as Exhibit 10.03 to the Company's Current Report on Form 8-K, dated January 27, 1994, filed with the Commission on February 14, 1994 (File No. 0-21852) and incorporated herein by reference.

     10.3 Loan Modification Agreement, dated March 31, 1994 between Franklin Ophthalmic Instruments Co., Inc. and Silicon Valley Bank filed with the Securities and Exchange Commission on July 15, 1994 as Exhibit 10.01 to the Company's Form 8-K (File No. 0-21852) and incorporated herein by reference.

     EXHIBIT
     NUMBER         EXHIBIT

     10.4 Form of Employment between Franklin Ophthalmic Instruments Co., Inc. and each of Michael J. Carroll and James J. Urban included as an exhibit to the Stock Purchase Agreement identified in Exhibit to the Stock Purchase Agreement identified in Exhibit 2.2 above which was filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K, dated July 1, 1994 (File No. 0-21852), and incorporated herein by reference.

     10.5 Consulting Agreement, dated December 1, 1994, between Franklin Ophthalmic Instruments, Co., Inc. and Marketing and Acquisition Concepts, a Wisconsin sole proprietorship of which Linda S. Zimdars, an officer and director of the Company, is the sole proprietor, filed with the Securities and Exchange Commission as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994 (File No. 0-21852) and incorporated herein by reference.

     10.6 Separation Agreement, dated April 1, 1995, by and among the Company, Robert A. Davis, certain partnerships in which Mr. Davis is a partner, Michael J. Carroll, and James J. Urban, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference of its entirety.

     10.7 Forms of Letters of Notice to Securityholders relating to modification of the terms of certain of the Company's securities, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference in its entirety.

     10.8 Amended Loan and Forbearance Agreement, dated April 1, 1995, between the Company and Silicon Valley Bank, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference in its entirety.

     10.9 Agreement, dated April 20, 1995, by and among the Company, Michael J. Carroll and James J. Urban, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference in its entirety.

     10.10 Letter of Intent, dated April 27, 1995, between the Company and Diversified Ophthalmics, Inc., filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference in its entirety.

     EXHIBIT
     NUMBER         TITLE OF EXHIBIT

     10.11 Forms of notice dismissing the firm of Marinelli and Scott as the Company's independent public accountants and Company's retaining the firm of BDO Seidman, LLP to serve as its independent public accountants, filed as an exhibit to the Company's Amended and Restated Current Report on Form 8-K/A #1, dated November 27, 1995, which was filed by the Company with the Securities and Exchange Commission on December 6, 1995 (File No. 0-21852) and is incorporated herein by reference in its entirety.

     10.12 Form of notice dated September 4, 1996 relating to agreement between the Company and Silicon Valley Bank, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on September 6, 1996 and incorporated herein by reference in its entirety.

     10.13 Form of notice dated September 4, 1996 relating to agreements between the Company and certain trade vendors, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on October 1, 1996 and incorporated herein by reference in its entirety.

     10.14* Agreement, dated August 20, 1996, between the Company and Silicon Valley Bank.

*Filed herewith.


(b)  REPORTS ON FORM 8-K.

     During the fourth quarter of the fiscal year ended September 30, 1996, the Company filed the following reports on Form 8-K:(1) a Current Report on Form 8-K filed on September 6, 1996 relating to an agreement between the Company and Silicon Valley Bank (Item 5); and (2) a Current Report on Form 8-K filed on October 1, 1996 relating to agreements between the Company and certain trade vendors (Item 5).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 1997.


                                       Franklin Ophthalmic Instruments Co., Inc.


                                       By:/s/ Michael J. Carroll
                                          ----------------------
                                          Michael J. Carroll, President and
                                          Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the Capacities and on the dates indicated.

SIGNATURE                     TITLE                              DATE


/s/ Michael J. Carroll        President, Chief Executive    January 14, 1997 ---
----------------------------  Officer and Director
Michael J. Carroll



/s/ James J. Urban            Executive Vice President,     January 14, 1997 ---
----------------------------  Chief Operating Officer
James J. Urban                and Director



/s/ Brian M. Carroll          Vice President and            January 14, 1997
----------------------------  Chief Financial Officer
Brian M. Carroll


/s/ Philip G. Winters         Director                      January 14, 1997
----------------------------
Philip G. Winters


/s/ Linda S. Zimdars          Secretary and Director        January 14, 1997
----------------------------
Linda S. Zimdars