Form 10QSB
period 1996-12-31
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1997-02-18
CIK 898630

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
                       ----------------------------------


                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                           Commission File No. 0-21852
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



        1265 NAPERVILLE DRIVE, ROMEOVILLE, ILLINOIS 60446, (630) 759-7666
                   (Address and Registrant's telephone number)

                       ----------------------------------




Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X       NO
                                      ---          ---


As of January 31, 1997 the Registrant had outstanding 16,681,611 shares of common stock $0.001 par value.

Transitional small business disclosure form: YES          NO  X
                                                 ---         ---

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      INDEX


PART I .......................................................................1
       Item 1.  Condensed Financial Statements................................1
                Condensed Balance Sheets......................................1
                Condensed Statement of Operations.............................3
                Condensed Statements of Cash Flows............................4
                Notes to Condensed Financial Statements.......................5
       Item 2.  Management's Discussion and Analysis or Plan of Operation.....8

PART II......................................................................12
       Item 1.  Legal Proceedings............................................12
       Item 2.  Changes in Securities........................................12
       Item 3.  Defaults Upon Senior Securities..............................12
       Item 4.  Submission of Matters to a Vote of Security Holders..........12
       Item 5.  Other Information and Subsequent Events......................12
       Item 6.  Exhibits and Reports on Form 8-K.............................12

Signatures...................................................................14

                                     PART I

Item 1.   Financial Statements.

          The following financial statements of Franklin Ophthalmic Instruments Co., Inc. (the "Company") are included herein and are unaudited, but in the opinion of management, include all adjustments necessary for fair presentation of the Company's financial condition as of December 31, 1996 and results of operations and cash flows for the three months ended December 31, 1995 and December 31, 1996, respectively:

          (a)  Condensed Balance Sheets
          (b)  Condensed Statements of Operations
          (c)  Condensed Statements of Cash Flows
          (d)  Notes to Condensed Financial Statements

                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                          CONDENSED BALANCE SHEETS

                                (UNAUDITED)

                                  ASSETS

                                                          DECEMBER 31,       SEPTEMBER 30,
                                                              1996                1996
                                                         -------------       -------------
Current Assets:
  Cash and cash equivalents                              $      20,912       $           -
  Accounts receivable, less allowance for doubtful
    accounts of $40,135                                      1,169,373             720,277
  Inventory, less valuation allowance of $100,000            1,459,977           1,356,057
  Prepaid expenses and other assets                             62,742              19,027
                                                         -------------       -------------

    Total current assets                                     2,713,004           2,095,361
                                                         -------------       -------------

Property and equipment, at cost:
  Furniture and equipment                                      606,438             605,638
  Automobiles and trucks                                       119,193             119,193
  Leasehold improvements                                       110,271             109,408
                                                         -------------       -------------
Property and equipment, at cost:                               835,902             834,239
  Less: Accumulated depreciation and amortization              639,032             618,394
                                                         -------------       -------------

    Total property and equipment                               196,869             215,845
                                                         -------------       -------------

Other assets:
  Deposits                                                      13,935              13,935
  Intangible assets, net of accumulated amortization of
    $761,212 and $706,623                                    2,217,682           2,272,271
                                                         -------------       -------------

    Total other assets                                       2,231,617           2,286,206
                                                         -------------       -------------

    TOTAL ASSETS                                         $   5,141,490       $   4,597,412
                                                         -------------       -------------
                                                         -------------       -------------



                          THE ACCOMPANYING NOTES ARE AN
                        INTEGRAL PART OF THESE STATEMENTS.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                            CONDENSED BALANCE SHEETS

                                  (CONTINUED)

                                  (UNAUDITED)

                                                                   DECEMBER 31,        SEPTEMBER 30,
                                                                       1996                1996
                                                                  --------------      --------------
Current liabilities:
  Bank overdrafts                                                 $            -      $       55,597
  Current portion of long-term debt                                      115,519             567,395
  Accounts payable                                                       946,397           1,180,475
  Notes payable to bank                                                1,800,000           4,375,304
  Current portion of capitalized lease obligations                        17,920              16,125
  Deposits                                                               381,449             429,844
  Accrued liabilities                                                    389,739             859,279
  Notes payable to related parties                                             -             215,188
                                                                  --------------      --------------

    Total current liabilities                                          3,651,024           7,699,207
                                                                  --------------      --------------

Long-term debt:
  Long-term debt, less current portion                                   128,554              93,722
  Capitalized lease obligations, less current portion                     26,319              30,695
                                                                  --------------      --------------

    Total long-term debt                                                 154,873             124,417
                                                                  --------------      --------------

    Total liabilities                                                  3,805,897           7,823,624
                                                                  --------------      --------------
Stockholders' equity (deficit):
  Common stock: $0.001 par value; authorized
    25,000,000 shares; 16,681,611 and 9,544,810
    shares issued and outstanding at
    December 31, 1996 and September 30, 1996                              16,682               9,545
  Additional paid-in capital                                          10,645,641           8,868,577
  Accumulated deficit                                                 (9,326,730)        (12,104,334)
                                                                  --------------      --------------

    Total stockholders' equity (deficit)                               1,335,593          (3,226,212)
                                                                  --------------      --------------

    Total liabilities and stockholders' equity (deficit)          $    5,141,490      $    4,597,412
                                                                  --------------      --------------
                                                                  --------------      --------------


                          THE ACCOMPANYING NOTES ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                  FOR THE THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                       ---------------------------------------------
                                                                1995                        1996
                                                                ----                        ----
Sales                                                   $    2,375,683                $    2,306,328
  Cost of Sales                                              1,834,676                     1,719,190
                                                        --------------                --------------
Gross profit                                            $      541,007                $      587,138
Less:
  Selling, general and administrative expenses                 700,072                       549,094
  Amortization and depreciation                                105,501                        75,227
                                                        --------------                --------------
Loss from operations                                          (264,566)                      (37,183)
                                                        --------------                --------------
Other income (expenses):
  Interest income                                                    -                             -
  Interest expense                                            (155,099)                      (71,724)
  Other income (expense)                                             -                             -
                                                        --------------                --------------

    Other income (expense), net                               (155,099)                      (71,724)
                                                        --------------                --------------

Net income (loss) before extraordinary item             $     (419,665)               $     (108,907)

Extraordinary item, gain from debt restructuring        $            -                $    2,886,513
                                                        --------------                --------------

Net income (loss)                                       $     (419,665)               $    2,777,606
                                                        --------------                --------------
                                                        --------------                --------------

Loss per common share:

  Net income ( loss) before extraordinary item          $        (0.05)               $        (0.01)
                                                        --------------                --------------
                                                        --------------                --------------

  Net income ( loss)                                    $        (0.05)               $         0.22
                                                        --------------                --------------
                                                        --------------                --------------

Weighted average number of
   Common shares outstanding                                 7,668,400                    12,355,810
                                                        --------------                --------------
                                                        --------------                --------------


                          THE ACCOMPANYING NOTES ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                            FOR THE THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                     -----------------------------------------
                                                                             1995                   1996
                                                                             ----                   ----
Cash flows from operating activities:
  Net loss                                                            $      (419,665)       $       2,777,606
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                                               24,350                   20,638
    Amortization                                                               81,151                   54,589
    Gain from debt restructuring                                                    -               (2,886,513)
    Changes in current assets and liabilities:
      Accounts receivable                                                    (106,399)                (449,096)
      Inventory                                                               265,171                 (103,920)
      Prepaid expenses                                                        (36,371)                 (43,715)
      Other assets                                                             (9,456)                       -
      Deposits                                                                 29,373                  (48,395)
      Accounts payable, trade and accrued liabilities                          50,884                 (149,459)
                                                                    -----------------      -------------------
    Net cash used in operating activities                                    (120,962)                (828,265)
                                                                    -----------------      -------------------

Cash flows from investing activities:
  Acquisition of equipment                                                          -                   (1,663)
                                                                    -----------------      -------------------
    Net cash used in investing activities                                           -                   (1,663)
                                                                    -----------------      -------------------

Cash flows from financing activities:
  Net change in bank overdrafts                                              (133,901)                 (55,597)
  Increase (decrease) in capital leases                                        (2,685)                  (2,581)
  Net change in borrowings under line of credit                                     -                        -
  Net proceeds from issuance of common stock                                   12,375                  985,062
  Increase (decrease) in long-term debt                                        (8,802)                 (76,044)
  Promissory notes converted to stock in private placement                          -                        -
  Proceeds from issuance of promissory notes to related parties               253,975                        -
                                                                    -----------------      -------------------
    Net cash provided by financing activities                         $       120,962        $         850,840
                                                                    -----------------      -------------------
Net decrease in cash and cash equivalents                             $             0        $          20,912
Cash and cash equivalents at beginning of year                        $             -        $               -
                                                                    -----------------      -------------------
Cash and cash equivalents at end of year                              $             -        $               -
                                                                    -----------------      -------------------

                          THE ACCOMPANYING NOTES ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

     The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.   GOING CONCERN

     The accompanying condensed financial statements have been prepared on the assumption that the Company will continue as a going concern and therefore assume the realization of the Company's assets and the satisfaction of its liabilities in the normal course of operations. The Company's ability to continue as a going concern is ultimately dependent on its ability to increase its sales to a level that will allow it to operate profitably, to generate positive operating cash flows, and to refinance outstanding debt when it comes
due.   The reduction of expenses can contribute to the necessary return to profitability; however achieving profitability without an increase in sales would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

     In addition, the Company's sales have been adversely affected by its lack of working capital and liquidity, which has limited its marketing efforts and in certain instances has prevented it from obtaining products to fill customer orders. Accordingly, to increase sales the Company must first resolve its working capital shortage.

     The Company reached agreements with its primary lender, Silicon Valley Bank ("Silicon"), its certain trade creditors and certain debtholders for the restructuring of certain of the Company's outstanding debt. See Notes 3 and 4 to the Condensed Financial Statements included elsewhere herein. In addition, the Company raised $1,200,250 in new capital through the private placement of equity in the first quarter of fiscal 1997. See note 5 to the Financial Statements included elsewhere herein.

     The restructuring agreement with Silicon provided that Silicon would convert approximately $3,000,000 owing to Silicon into shares of the Company's common stock at a conversion rate of $1.52 per share, and transfer the remaining $1.8 million owing to Silicon into a new credit facility with Silicon. The agreement with Silicon was conditioned on, among other things: (i) the Company's receipt of at least $1 million of proceeds from the private placement of its securities; (ii) the Company's best efforts in converting certain amounts owed to trade suppliers into equity securities or long-term notes; and (iii) the personal guarantees of certain officers of the Company for an amount not to exceed an aggregate of $200,000. The Company met the conditions of the Silicon agreement during the quarter ended December 31, 1996 and the new line of credit became effective in November 1996. See note 3 to the Financial Statements included elsewhere herein.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     In connection with the restructuring of trade debt during the quarter ended December 31, 1996: (i) $378,000 of trade debt was converted to stock in the Company at a rate of $1.52 per share which resulted in an extraordinary gain of $280,999; (ii) $100,000 was forgiven; and (iii) approximately $162,000 was converted to promissory notes with terms of up to 24 months. This resulted in an extraordinary gain of $380,999 for the quarter ended December 31, 1996.

     Management believes that with: (i) the completion of the above mentioned restructuring of its debt; (ii) the equity infusion that it has received during the quarter ended December 31, 1996; (iii) the increase in trade credit which the Company has received upon the aforementioned debt restructuring; and (iv) the expansion of the Company's marketing efforts and sales territory expansion, the Company will be able to achieve sales increases that could reduce the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain products necessary to accept and fill customer orders on a timely basis, and allow the Company to refinance outstanding debt when it comes due in fiscal 1997. The increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

     Notwithstanding management's belief, there can be no assurance that the Company will be able to increase sales levels. In addition, in the event sales levels increase, there can be no assurance that the Company can achieve profitability. If profitability is not achieved, the Company could be forced to significantly reduce its operations in order to reduce expenses or take other actions to resolve liquidity constraints that may arise.

     3.   NOTES PAYABLE - BANK

     The Company's principal credit facility has been a revolving line of credit facility with Silicon. The line of credit, which is secured by essentially all of the Company's assets, initially provided for borrowings of up to $4,000,000, but was eventually increased to provide borrowings up to $5,500,000 after the Company's acquisitions related to Progressive Ophthalmic Instruments, Inc. and Midwest Ophthalmic Instruments Inc. both in the fiscal year ended September 30, 1994. The line initially provided for borrowing limits equal to the sum of (i) 80% of the amount of eligible accounts receivable; and (ii) the lesser of $1,500,000 or 50% of the book value of eligible inventories, reduced by trade accounts payable. The line of credit provided for the payment of interest monthly at the rate of 1% over the bank's prime rate for borrowings collateralized by accounts receivable and 3% over the bank's prime rate for borrowings collateralized by inventory. The line of credit was scheduled to mature on February 5, 1995.

     During fiscal 1995, the balance outstanding under the line of credit exceeded the amount available under the borrowing formula as mentioned above and the Company was otherwise in default with respect to certain provisions of the line of credit agreement. On April 1, 1995, Silicon agreed to extend the terms of the Company's line of credit, as generally in effect in the original agreement, through February 6, 1996 (subsequently extended to April 15, 1996), and agreed to forbear in the exercise of its rights resulting from the Company's past defaults or defaults in the future compliance with the financial covenants, and to advance the Company an additional $500,000 (the "flat rate loan"), conditioned upon the Company's agreement to make certain scheduled reductions in both: (a) the amount of the total borrowings outstanding; and (b) the amount by which total borrowings exceeded the amount available under the collateral formula. Under the extended agreement all borrowings incurred interest, payable monthly, at the annual rate of 3% above Silicon's prime rate, subject to reduction as the amount of the Company's over formula borrowing decreases. In addition, the Company agreed to modify the terms of warrants held by Silicon to purchase 44,119 shares of common stock to provide for exercise at a price of $.50 per share through March 31, 2000.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

      In September 1996, the Company reached an agreement with Silicon on an Amended and Restated Loan and Security Agreement ("Amended Agreement") such that Silicon agreed to convert approximately $3 million of amounts owed to it by the Company under its line of credit into shares of the Company's common stock at the rate of $1.52 per share. As a result of the conversion, Silicon further agreed to extend the maturity date with respect to the remaining $1.8 million under the line of credit to July 1997. The agreement was conditioned on, amongst other things, the Company's receipt of at least $1 million in cash and the personal guarantees (for an amount not to exceed $200,000 in the aggregate) of certain officers of the Company.

     In November 1996, in connection with a private placement of equity, the Company exceeded the $1,000,000 receipt of capital requirement and its officers executed personal guarantees. As a result of the conversion of $3,160,327, the amount owed to Silicon less the $1.8 million facility, the Company recorded an extraordinary gain of $2,505,514 during the first quarter of fiscal 1997. The Amended Agreement provides for the Company to receive advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base is equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. Interest under the Amended Agreement is payable monthly at a rate equal to 2% over Silicon's prime rate.

     At December 31, 1996, the Company owed the maximum of $1.8 million under the line of credit.


4.   SHORT TERM DEBT - RELATED PARTY

          During August 1996, the Company borrowed $215,000 from an individual under a 30 day promissory note bearing interest at 10% per annum and a note origination fee of $6,450. In October, the note was converted to 860,000 shares of common stock in the Company as participation in the Company's private placement offering which commenced on October 1, 1996. In addition, warrants to purchase 430,000 shares of common stock at a price of $1.00 between a period from 6-18 months after the private offering were also issued as part of the participation in the aforementioned private placement offering.


5.   STOCKHOLDERS EQUITY

     During the first quarter of fiscal 1997, the Company raised $1,200,250 of capital through the sale of 2,400,500 Units which were sold pursuant to a private placement of Units (each Unit consisting of two shares of common stock and one common stock purchase warrant, exercisable between 6-18 months after the offering). The sale of the 2,400,500 Units exceeded the minimum of 2,000,000 Units required pursuant to the terms of the private placement, which was conducted by the Company on a "best efforts" basis and provided for the sale and offer of up to a maximum of 3,200,000 Units. The amount raised in the private placement, together with the effectiveness of personal guarantees by Messrs. M. Carroll, J. Urban and B. Carroll, satisfied all remaining conditions with Silicon.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     In connection with the Company's reorganization and financial restructuring efforts that began during fiscal 1995 with the appointment of new management and the subsequent consolidation of all locations into a Romeoville, Illinois facility; the Company has recently completed financial restructuring with an equity offering in which the Company raised $1,200,250 of capital through the sale of 2,400,500 Units which were sold pursuant to a private placement of Units (each Unit consisting of two shares of common stock and one common stock purchase warrant). The sale of the 2,400,500 Units exceeded the minimum of 2,000,000 Units required pursuant to the terms of the private placement, which was conducted by the Company on a "best efforts" basis and provided for the sale and offer of up to a maximum of 3,200,000 Units.

     The amount raised in the private placement met the $1 million capital-raising requirement under the Company's agreement with Silicon, and together with the effectiveness of personal guarantees by Messrs. M. Carroll, J. Urban and B. Carroll, satisfied all remaining conditions under such agreement. In addition, the Company completed agreements with trade creditors during November and December 1996 such that: (i) $378,000 of trade-debt was converted to common stock at a price of $1.52 per share; (ii) $162,000 was converted to a 24 month promissory note commencing November 15, 1996; and (iii) $100,000 was forgiven.

     As a result of the aforementioned debt restructuring during the quarter ended December 31, 1996, the Company was able to take advantage of increased cash flow and process orders during the final month of the quarter such that the Company was able to achieve a modest operating profit by recording a profit before interest, amortization and depreciation in the amount of $38,044 for the quarter ended December 31, 1996.

     In addition, with the above restructuring efforts completed, the Company has recently increased its marketing efforts with the distribution of a direct mail catalog to the ophthalmic industry and the re-introduction of sales representatives in the southeastern and north central markets of the United States.

Going Concern and Management's 1997 Plans

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

     The Company's ability to continue as a going concern is ultimately dependent on its ability to increase its sales to a level that will allow it to operate profitably to generate positive cash flows, and to refinance outstanding
debt when it comes due.   The reduction of expenses (which was begun in the last
half of fiscal 1995 and continued into fiscal 1996) can contribute to the necessary return to profitability; however achieving profitability without an increase in sales would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

     In addition, the Company's sales have been adversely affected by its lack of working capital and liquidity, which has limited its marketing efforts and in certain instances has prevented it from obtaining products to fill customer orders. Accordingly, to increase sales the Company must first resolve its working capital shortage.

     During the fourth quarter of fiscal 1996, the Company reached agreements with Silicon, its primary trade creditors and certain of its debtholders for the restructuring of some of the Company's outstanding debt. In addition, the Company was able to raise $1,200,250 in new capital through the private placement of equity.

     The restructuring agreement with Silicon provided that Silicon would convert approximately $3,000,000 owing to Silicon into shares of the Company's Common Stock at a conversion rate of $1.52 per share, and transfer the remaining $1.8 million owing to Silicon into a new credit facility with Silicon. The agreement with Silicon was conditioned on, amongst other things: (i) the Company's receipt of at least $1 million of proceeds from the private placement of its securities; (ii) the Company's best efforts in converting certain amounts owed to trade suppliers into equity securities or long-term notes; and (iii) the personal guarantees of Messrs. Michael Carroll, James Urban, and Brian Carroll for an amount not to exceed an aggregate of $200,000. The Company met the conditions of the Silicon agreement during the first quarter of fiscal 1997 and the new line of credit became effective in November 1996. See Note 3 to the Financial Statements included elsewhere herein.

     In connection with the restructuring of trade debt during the quarter ended December 31, 1996: (i) $378,000 of trade debt was converted to stock in the Company at a rate of $1.52 per share which resulted in an extraordinary gain of $280,999; (ii) $100,000 was forgiven; and (iii) approximately $162,000 was converted to promissory notes with terms of up to 24 months. This resulted in an extraordinary gain of $380,999 for the quarter ended December 31, 1996.

     The Company believes that with (i) the completion of the above mentioned restructuring of its debt; (ii) the equity infusion that it has received during the quarter ended December 31, 1996; (iii) the increase in trade credit which the Company has received upon the aforementioned debt restructuring and a continuous increase in trade credit that would increase relative to increases in sales; and (iv) the expansion of the Company's marketing efforts and sales territory expansion; the Company will be able to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain products necessary to accept and fill customer orders on a timely basis and allow the Company to refinance outstanding debt when it comes due in fiscal 1997. The Company believes that increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

     Notwithstanding management's belief, there can be no assurance that the Company will be able to increase sales levels. In addition, in the event sales levels increase, there can be no assurance that the Company can achieve profitability. If profitability is not achieved, the Company could be forced to significantly reduce its operations in order to reduce expenses or take other actions to resolve liquidity constraints that may arise.

RESULTS OF OPERATIONS

     Sales declined by $69,355 to $2,306,328 for the quarter ended December 31, 1996 from $2,375,683 for the quarter ended December 31, 1995. The primary reason for the nominal sales decrease was because of a large institutional sale in the quarter ended December 31, 1995 and the lack of a similar sale thereof in December 31, 1996.

     The Company's gross profit on sales increased from $541,007 for the quarter ended December 31, 1995 to $587,138 for the quarter ended December 31, 1996. Gross profit, as a percentage of sales, increased from 22.8% for the quarter ended December 31, 1995 to 25.5% for the quarter ended December 31, 1996. The increase in margin as a percentage of sales for the quarter ended December 31, 1996, was primarily attributable to the Company's ability to use improved cash flow from the previously mentioned financial restructuring in order take advantage of certain purchasing allowances for prompt payment opportunities during the quarter ended December 31, 1996.

     Selling, general and administrative ("SG&A") expenses decreased from $700,072 for the quarter ended December 31, 1995 to $549,094 for the quarter ended December 31, 1996. As a percentage of sales, SG&A expenses were 29.5% for the three months ended December 31, 1995, compared to 23.8% for the first quarter of fiscal 1997. The decrease in SG&A expenses is primarily a result of the Company's reduction in costs attributed to professional fees and other expenses related to the Company's restructuring of the Company's operations.

     Amortization and depreciation expense decreased from $105,501 for the quarter ended December 31, 1995 to $75,227 for the quarter ended December 31, 1996. The decrease is primarily attributable to the elimination of amortization expense that the Company incurred during fiscal 1995 pertaining to the acquisition of certain software rights.

     Interest expense decreased from $155,099 for the first quarter of fiscal 1995 to $71,724 for the quarter ended December 31, 1996. The decrease in interest expense is primarily a result of the Company's restructuring if its bank financing with Silicon in which Silicon converted $3,172,418 of principal and interest into 2,079,163 shares of the Company's common stock.

     As a result of the above, and the recognition of an extraordinary gain from debt restructuring of $2,886,513, the Company reported net income of 2,777,606 for the quarter ended December 31, 1996 as compared to a loss of $419,665 for the quarter ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations was a negative $120,962 for the quarter ended December 31, 1995 and negative $828,265 for the quarter ended December 31, 1996. The negative operating cash flow for the quarter ended December 31, 1996 was significantly greater than the quarter ended December 31, 1995. This was primarily due to increases in accounts receivable as a result of a substantial concentration of sales that took place during December, 1996, increases in inventory levels, and a decrease in accounts payable as a result of the Company taking advantage of prompt payment discounts available for inventory purchases. The Company financed the negative operating cash flows for the quarter ended December 31, 1996 from the proceeds of a private placement of securities. See
Note 5 to the Financial Statements included elsewhere herein.

     The Company's principal credit facility has been a revolving credit facility with Silicon. The line of credit, which is secured by essentially all of the Company's assets, initially provided for borrowings of up to $4,000,000, but was eventually increased to provide for borrowings of up to $5,500,000 after the Company's acquisitions related to Progressive Ophthalmic Instruments, Inc. and Midwest Ophthalmic Instruments Inc. in fiscal 1994. The line of credit initially provided for borrowing limits equal to the sum of (i) 80% of the amount of eligible accounts receivable; and (ii) the lesser of $1,500,000 or 50% of the book value of eligible inventories, reduced by trade accounts payable. The line of credit provided for the payment of interest monthly at the rate of 1% over the bank's prime rate for borrowings collateralized by accounts receivable and 3% over the bank's prime rate for borrowings collateralized by inventory. The line of credit was originally scheduled to mature on February 5, 1995.

     During fiscal 1995, the balance outstanding under the line of credit exceeded the amount available under the borrowing formula described above and the Company was otherwise in default with respect to certain provisions of the line of credit agreement. On April 1, 1995, Silicon agreed to extend the terms of the Company's line of credit, as generally in effect in the original agreement, through February 6, 1996 (subsequently extended to April 15, 1996). In connection therewith, Silicon agreed to forbear in the exercise of its rights resulting from the Company's past defaults or defaults in the future compliance with the financial covenants, and to advance the Company an additional $500,000 (the "flat rate loan"), conditioned upon the Company's agreement to make certain scheduled reductions in both: (a) the amount of the total borrowings outstanding; and (b) the amount by which total borrowings exceeded the amount available under the collateral formula. Under the extended agreement all borrowings bore interest, payable monthly, at the annual rate of 3% above Silicon's prime rate, subject to reduction as the amount of the Company's over formula borrowing decreases. In addition, the Company agreed to modify the terms of warrants to purchase 44,119 shares of common stock to provide for exercise at a price of $.50 per share through March 31, 2000.

     Throughout fiscal 1996, the Company continued to be in default of the provisions in the credit agreement with Silicon. At September 30, 1996, principal of $4,375,304 and accrued interest of $443,394 were outstanding under the line of credit.

      In September 1996, the Company reached an agreement with Silicon on an Amended and Restated Loan and Security Agreement ("Amended Agreement") such that Silicon agreed to convert approximately $3 million of amounts owed to it by the Company under its line of credit into shares of the Company's common stock at the rate of $1.52 per share. As a result of the conversion, Silicon further agreed to extend the maturity date with respect to the remaining $1.8 million under the line of credit to July 1997. The agreement was conditioned on, amongst other things, the Company's receipt of at least $1 million in cash and the personal guarantees (for an amount not to exceed $200,000 in the aggregate) of certain officers of the Company.

     In November 1996, in connection with a private placement of equity, the Company exceeded the $1,000,000 receipt of capital requirement and its officers executed personal guarantees. As a result of the conversion of $3,160,327, the amount owed to Silicon less the $1.8 million facility, the Company recorded an extraordinary gain of $2,505,514 during the first quarter of fiscal 1997.

     The Amended Agreement provides for the Company to receive advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base is equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. Interest under the Amended Agreement is payable monthly at a rate equal to 2% over Silicon's prime rate.

     At December 31, 1996, the Company owed the maximum of $1.8 million under the line of credit.

PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     On December 5, 1996, the Company filed a complaint against the auditing and accounting firm of Marinelli & Scott (the Company's predecessor auditing and accounting firm) in the United States District Court for the Northern District of Illinois, Eastern Division (Docket No. 96C 7982), alleging professional malpractice/negligence arising in connection with auditing and accounting services performed by Marinelli & Scott. The Company is seeking damages in excess of $50,000. Other than as set forth herein, the Company is not aware of any material pending or ongoing litigation to which the Company is or would be a party.

ITEM 2.   CHANGES IN SECURITIES.

     During the quarter ended December 31, 1996, the Company raised $1,200,250 of capital through the sale of 2,400,500 Units which were sold pursuant to a private placement offering. Under such private placement, the Company sold 2,156,500 Units on November 20, 1996 and 134,000 Units on December 30, 1996. Each Unit consisted of two shares of common stock, $0.001 par value, and one common stock purchase warrant (the "Warrants"). Each Warrant entitles the holder thereof to purchase one share of common stock at a price of $1.00 per share for a period of one year commencing six months from the date of the warrant. Each Warrant is redeemable by the Company for $0.10 per Warrant, at any time after September 30, 1997, upon 30 days prior written notice, if the closing price or bid price of the common stock, as reported by the principal exchange on which the common stock is then traded, the OTC Electronic Bulletin Board or the National Quotation Bureau Incorporated, as the case may be, equals or exceeds $3.00 per share for 20 consecutive trading days ending within 15 days prior to the date of the notice of redemption. The company may in its sole discretion extend the exercise date of the Warrants or reduce the exercise price.

     The private placement offering was made to accredited and unaccredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. In claiming such exemption, the Company relied upon representations and warranties in the subscription agreements obtained from the investors under the private placement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to a vote of security holders during the three months ended December 31, 1996.

ITEM 5.   OTHER INFORMATION.  NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are filed herewith: 27  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


Date:     February 14, 1997             By:  /S/      Michael  J. Carroll
                                             -------------------------------
                                        Michael J. Carroll, President
                                        and Chief Executive Officer