Form 10QSB
period 1997-03-31
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1997-05-15
CIK 898630

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
                       ----------------------------------


                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                           COMMISSION FILE NO. 0-21852
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

                                  YES  X  NO
                                      ---    ---


As of April 30, 1997 the Registrant had outstanding 17,681,611 shares of common stock $0.001 par value.

Transitional small business disclosure form: YES            NO  X
                                                  ---          ---

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH  31, 1997

                                      INDEX

PART I........................................................................ 1
     Item 1.  Condensed Financial Statements.................................. 1
              Condensed Balance Sheets........................................ 1
              Condensed Statement of Operations............................... 3
              Condensed Statements of Cash Flows.............................. 4
              Notes to Condensed Financial Statements......................... 5
     Item 2.  Management's Discussion and Analysis or Plan of Operation....... 8

PART II.......................................................................12
     Item 1.  Legal Proceedings...............................................12
     Item 2.  Changes in Securities...........................................12
     Item 3.  Defaults Upon Senior Securities.................................12
     Item 4.  Submission of Matters to a Vote of Security Holders.............12
     Item 5.  Other Information and Subsequent Events.........................12
     Item 6.  Exhibits and Reports on Form 8-K................................12

Signatures....................................................................14

                                     PART I

Item 1. Financial Statements.

        The following financial statements of Franklin Ophthalmic Instruments Co., Inc. (the "Company") are included herein and are unaudited, but in the opinion of management, include all adjustments necessary for fair presentation of the Company's financial condition as of March 31, 1997 and results of operations and cash flows for the three and six months ended March 31, 1996 and March 31, 1997, respectively:

        (a)   Condensed Balance Sheets
        (b)   Condensed Statements of Operations
        (c)   Condensed Statements of Cash Flows
        (d)   Notes to Condensed Financial Statements

                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS


                                                        MARCH 31,  SEPTEMBER 30,
                                                          1997         1996
                                                       ----------  ------------
Current Assets:
   Cash and cash equivalents                           $        -    $        -
   Accounts receivable, less allowance for doubtful
     accounts of $26,740 and $40,135                    1,075,639       720,277
   Inventory, less valuation allowance of $100,000      1,418,191     1,356,057
   Prepaid expenses and other assets                      100,637        19,027
                                                       ----------    ----------
      Total current assets                              2,594,467     2,095,361
                                                       ----------    ----------

Property and equipment, at cost:
   Furniture and equipment                                616,287       605,638
   Automobiles and trucks                                 119,193       119,193
   Leasehold improvements                                 114,816       109,408
                                                       ----------    ----------
Property and equipment, at cost:                          850,295       834,239
   Less: Accumulated depreciation and amortization        659,671       618,394
                                                       ----------    ----------

      Total property and equipment                        190,625       215,845
                                                       ----------    ----------

Other assets:
   Deposits                                                 5,487        13,935
   Intangible assets, net of accumulated amortization
    of $815,801 and $706,623                            2,163,093     2,272,271
                                                       ----------    ----------

      Total other assets                                2,168,581     2,286,206
                                                       ----------    ----------

      Total assets                                     $4,953,672    $4,597,412
                                                       ----------    ----------
                                                       ----------    ----------


                          THE ACCOMPANYING NOTES ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                            CONDENSED BALANCE SHEETS

                                   (CONTINUED)

                                   (UNAUDITED)

                                                        MARCH 31,  SEPTEMBER 30,
                                                          1997         1996
                                                       ----------  -------------
Current liabilities:
   Bank overdrafts                                     $  162,829     $  55,597
   Current portion of long-term debt                       87,309       567,395
   Accounts payable                                     1,003,005     1,180,475
   Notes payable to bank                                1,648,761     4,375,304
   Current portion of capitalized lease obligations        18,459        16,125
   Deposits                                               266,500       429,844
   Accrued liabilities                                    413,654       859,279
   Notes payable to related parties                             -       215,188
                                                     ------------  ------------
      Total current liabilities                         3,600,515     7,699,207
                                                     ------------  ------------

Long-term debt:
   Long-term debt, less current portion                   127,642        93,722
   Capitalized lease obligations, less current portion     21,811        30,695
                                                     ------------  ------------

      Total long-term debt                                149,453       124,417
                                                     ------------  ------------

      Total liabilities                                 3,749,969     7,823,624
                                                     ------------  ------------

Stockholders' equity (deficit):
   Common stock: $0.001 par value; authorized
      25,000,000 shares; 16,681,611 and 9,544,810
      shares issued and outstanding at
      March 31, 1997 and September 30, 1996                16,682         9,545
   Additional paid-in capital                          10,568,241     8,868,577
   Accumulated deficit                                 (9,381,220)  (12,104,334)
                                                     ------------  ------------

      Total stockholders' equity (deficit)              1,203,703    (3,226,212)
                                                     ------------  ------------

      Total liabilities and stockholders'
        equity (deficit)                             $  4,953,672  $  4,597,412
                                                     ------------  ------------
                                                     ------------  ------------


                          THE ACCOMPANYING NOTES ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                         (UNAUDITED)
                                  FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                           MARCH 31,                   MARCH 31,
                                  --------------------------   --------------------------
                                       1996          1997          1996           1997
                                       ----          ----          ----           ----
Sales                             $ 2,197,045   $  2,227,429   $ 4,572,728   $  4,533,757
   Cost of Sales                    1,682,263      1,602,306     3,516,939      3,321,496
                                  -----------   ------------   -----------   ------------
Gross profit                      $   514,782   $    625,123   $ 1,055,789   $  1,212,261

Less:
  Selling, general and
adminstrative expenses                617,451        594,100     1,317,523      1,143,194
  Amortization and depreciation       108,293         75,227       213,794        150,454
                                  -----------   ------------   -----------   ------------
Income (loss) from operations        (210,962)       (44,204)     (475,528)       (81,387)
                                  -----------   ------------   -----------   ------------

Other income (expenses):
  Interest income                          45              -            45              -
  Interest expense                   (170,053)       (10,288)     (325,152)       (82,012)
  Other income (expense)                    -              -             -              -
                                  -----------   ------------   -----------   ------------

  Other income (expense), net        (170,008)       (10,288)     (325,107)       (82,012)
                                  -----------   ------------   -----------   ------------


Net income (loss) before
extraordinary item                $  (380,970)  $    (54,482)  $  (800,635)  $   (163,399)

Extraordinary item, gain from
debt restructuring                $         -   $          -   $         -   $  2,886,513
                                  -----------   ------------   -----------   ------------

Net income (loss)                 $  (380,970)  $    (54,482)  $  (800,635)  $  2,723,114
                                  -----------   ------------   -----------   ------------
                                  -----------   ------------   -----------   ------------

Loss per common share:

  Net income (loss) before
extraordinary item)               $     (0.05)  $      (0.00)  $     (0.10)  $      (0.01)
                                  -----------   ------------   -----------   ------------
                                  -----------   ------------   -----------   ------------

  Net income (loss)               $     (0.05)  $      (0.00)  $     (0.10)  $       0.19
                                  -----------   ------------   -----------   ------------
                                  -----------   ------------   -----------   ------------

  Weighted average number of
    common shares outstanding       7,672,525     16,681,611     7,670,463     14,518,711
                                  -----------   ------------   -----------   ------------
                                  -----------   ------------   -----------   ------------

                          THE ACCOMPANYING NOTES ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         1996          1997
                                                         ----          ----
Cash flows from operating activities:
  Net loss                                           $ (800,635)    $ 2,723,114
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation                                         51,491          41,277
    Amortization                                        162,303         109,178
    Gain from debt restructuring                              -      (2,886,513)
    Changes in current assets and liabilities:
      Accounts receivable                               454,531        (355,362)
      Inventory                                         437,606         (62,134)
      Prepaid expenses                                  (74,588)        (81,610)
      Other assets                                            -           8,448
      Deposits                                         (136,048)       (163,344)
      Accounts payable, trade and accrued
       liabilities                                       35,879         (68,937)
                                                     ----------     -----------
    Net cash used in operating activities               130,539        (735,883)
                                                     ----------     -----------

Cash flows from investing activities:
  Acquisition of equipment                               (1,727)        (16,056)
                                                     ----------     -----------
    Net cash used in investing activities                (1,727)        (16,056)
                                                     ----------     -----------

Cash flows from financing activities:
  Net change in bank overdrafts                        (188,427)        107,232
  Increase (decrease) in capital leases                 (12,408)         (6,550)
  Net change in borrowings under line of credit               -        (151,239)
  Net proceeds from issuance of common stock             12,375         907,662
  Increase (decrease) in long-term debt                 (37,673)       (105,166)
  Proceeds from issuance of promissory notes to
   related parties                                       97,321               -
                                                     ----------     -----------
    Net cash provided by financing activities        $ (128,812)    $   751,939
                                                     ----------     -----------
Net decrease in cash and cash equivalents            $        -     $         -
Cash and cash equivalents at beginning of year       $        -     $         -
                                                     ----------     -----------
Cash and cash equivalents at end of year             $        -     $         -
                                                     ----------     -----------

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

          The Company reached agreements with its primary lender, Silicon Valley Bank ("Silicon"), certain trade creditors and certain debtholders for the restructuring of certain of the Company's outstanding debt. See Notes 3 and 4 to the Condensed Financial Statements included elsewhere herein. In addition, the Company raised $1,200,250 in the first quarter of fiscal 1997 and $400,000 in April and May of fiscal 1997 from the private placements of equity. See note 5 to the Financial Statements included elsewhere herein.

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

          Management believes that with: (i) the completion of the above mentioned restructuring of its debt; (ii) the equity infusions that it has received from private placements during the quarter ended December 31, 1996 and in April and May of 1997; (iii) the increase in trade credit which the Company has received upon the aforementioned debt restructuring; (iv) the expansion of the Company's marketing efforts and sales territory expansion; and (v) and if the Company is able to refinance the Company's debt when it comes due, the Company will be able to achieve sales increases that could reduce the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain products necessary to accept and fill customer orders on a timely basis, and allow the Company to refinance outstanding debt when it comes due in fiscal 1997. The increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

          Notwithstanding management's belief, there can be no assurance that the Company will be able to increase sales levels. In addition, in the event sales levels increase, there can be no assurance that the Company can achieve profitability. If profitability is not achieved, the Company could be forced to significantly reduce its operations in order to reduce expenses or take other actions to resolve liquidity constraints that may arise. Finally, there is no assurance that the Company will be able to refinance its outstanding debt when its comes due.


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

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


          In September 1996, the Company reached an agreement with Silicon on an Amended and Restated Loan and Security Agreement ("Amended Agreement") such that Silicon agreed to convert approximately $3 million of amounts owed to it by the Company under its line of credit into shares of the Company's common stock at the rate of $1.52 per share. As a result of the conversion, Silicon further agreed to extend the maturity date with respect to the remaining $1.8 million under the line of credit to July 1997. The agreement was conditioned on, among other things, the Company's receipt of at least $1 million in cash and the personal guarantees (for an amount not to exceed $200,000 in the aggregate) of certain officers of the Company.

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

          The maturity date on the Company's line of credit with Silicon Valley Bank expires on July 31, 1997. The Company is currently in negotiations with Silicon to extend the line of credit.

          At March 31, 1997, the Company owed $1,648,761 million under the line of credit.

4.        SHORT TERM DEBT - RELATED PARTY

               During August 1996, the Company borrowed $215,000 from an individual under a 30 day promissory note bearing interest at 10% per annum and a note origination fee of $6,450. In October, the note was converted to 860,000 shares of common stock in the Company as participation in the Company's private placement offering which commenced on October 1, 1996. In addition, warrants to purchase 430,000 shares of common stock at a price of $1.00 between a period 6-18 months after the private offering were also issued as part of the participation in the aforementioned private placement offering.


5.        STOCKHOLDERS EQUITY

          During the first quarter of fiscal 1997, the Company raised $1,200,250 of capital through the sale of 2,400,500 Units which were sold pursuant to a private placement of Units (each Unit consisting of two shares of common stock and one common stock purchase warrant, exercisable between 6-18 months after the issuance of such common stock purchase warrant). The sale of the 2,400,500 Units exceeded the minimum of 2,000,000 Units required pursuant to the terms of the private placement, which was conducted by the Company on a "best efforts" basis and provided for the sale and offer of up to a maximum of 3,200,000 Units. The amount raised in the private placement, together with the effectiveness of personal guarantees by Messrs. M. Carroll, J. Urban and B. Carroll, satisfied all remaining conditions with Silicon.

          In March of 1997, the Company's Board of Directors voted to eliminate the annual automatic granting of options to non-employee directors that was established under the 1993 Stock Option Rights and Appreciation Plan.

          The Company entered into an agreement on April 11, 1997, as amended May 8, 1997 (the "Investment Agreement") with Prinz-Franklin L.L.C., an Illinois limited liability company ("Prinz"), pursuant to which the Company agreed to sell to Prinz up to 3,000,000 shares of Common Stock at a price of $0.20 per share. The Investment Agreement grants Prinz piggyback registration rights with respect to the shares of Common Stock so purchased. Pursuant to such piggy-back registration rights, any shares of Common Stock which Prinz elects to include in a registration statement of the Company shall be held in escrow during the effective period of such registration statement under the following conditions:
(i) 25% of the shares purchased may not be sold or released from escrow until the closing price of the Company's Common Stock is equal to or greater than $0.75 per share for five consecutive trading days; and (ii) the remaining common stock may not be sold or released from escrow until the closing price of the Company's Common Stock is equal to or greater than $1.25 per share for five consecutive trading days. Such escrow restrictions shall terminate at the earlier of the time the common stock sold to Prinz is exempt under Rule 144 as promulgated under the Securities Act of 1933, as amended, or one year from the date of each purchase of the respective shares. In addition, the Investment Agreement provides for the issuance to Prinz of warrants to purchase up to 400,000 shares of Common Stock within a period of four years from issuance of the applicable warrant. At May 9, 1997, Prinz had purchased 2,000,000 of the shares of Common Stock and been granted warrants to purchase 400,000 additional shares of Common Stock. See Item 2 of Part II. The period during which Prinz may purchase the balance of the shares offered in the Investment Agreement expires May 30, 1997. The Investment Agreement also provided for the appointment of John Prinz to the Board of Directors of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

          In connection with the Company's reorganization and financial restructuring efforts that began during fiscal 1995 with the appointment of new management and the subsequent consolidation of all locations into a Romeoville, Illinois facility, the Company completed an equity offering during the first quarter of fiscal 1997 in which the Company raised $1,200,250 of capital. The capital was raised through the sale of 2,400,500 Units which were sold pursuant to a private placement of Units (each Unit consisting of two shares of common stock and one common stock purchase warrant). The sale of the 2,400,500 Units exceeded the minimum of 2,000,000 Units required pursuant to the terms of the private placement, which was conducted by the Company on a "best efforts" basis and provided for the sale and offer of up to a maximum of 3,200,000 Units.

          The amount raised in the private placement met the $1 million capital-raising requirement under the Company's agreement with Silicon Valley Bank ("Silicon") which provided for the restructuring of the Company's indebtedness
to Silicon.  See Notes 2 and 3 to the Financial Statements.   In addition, the
Company completed agreements with trade creditors during November and December 1996 such that: (i) $378,000 of trade-debt was converted to common stock at a price of $1.52 per share; (ii) $162,000 was converted to a 24 month promissory note commencing November 15, 1996; and (iii) $100,000 was forgiven.

          As a result of the aforementioned debt restructuring during the quarter ended December 31, 1996, the Company was able to continue to take advantage of increased cash flow and process orders during the quarter ended March 31, 1997 such that the Company was able to achieve a profit before interest, amortization and depreciation in the amount of $31,023 for the quarter ended March 31, 1997 as compared to a loss of $102,669 for the prior year. For the six months ended March 31, 1997, the Company reported earnings before interest, amortization and depreciation of $69,067 versus a loss of $261,734 for the prior year.

          In addition, with the above restructuring efforts completed, the Company has recently increased its marketing efforts with the distribution of a direct mail catalog to the ophthalmic industry and the re-introduction of sales representatives in the southeastern, northeastern, north central and the Rocky Mountain markets of the United States.

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

          The Company's ability to continue as a going concern is ultimately dependent on its ability to increase its sales to a level that will allow it to operate profitably, to generate positive cash flows, and to refinance
outstanding debt when it comes due.   The reduction of expenses (which was begun
in the last half of fiscal 1995 and continued into fiscal 1996) can contribute to the necessary return to profitability; however achieving profitability without an increase in sales would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

          In addition, the Company's sales have been adversely affected by its lack of working capital and liquidity, which has limited its marketing efforts and in certain instances has prevented it from obtaining products to fill customer orders. Accordingly, to increase sales the Company must first resolve its working capital shortage.

          During the fourth quarter of fiscal 1996, the Company reached agreements with Silicon, its primary trade creditors and certain of its debtholders for the restructuring of some of the Company's outstanding debt. In addition, the Company was able to raise $1,200,250 and $400,000 through the private placements of equity in the first and third quarters of fiscal 1997 respectively.

          Pursuant to the agreement with Silicon during the first quarter of fiscal 1997, approximately $3,000,000 owing to Silicon was converted into shares of the Company's Common Stock at a conversion rate of $1.52 per share and the remaining $1.8 million owing to Silicon was transferred into a new credit facility. In connection with the restructuring of trade debt during the first quarter of fiscal 1997: (i) $378,000 of trade debt was converted to stock in the Company at a rate of $1.52 per share which resulted in an extraordinary gain of $280,999; (ii) $100,000 was forgiven; and (iii) approximately $162,000 was converted to promissory notes with terms of up to 24 months. The trade debt restructuring resulted in an extraordinary gain of $380,999 for the quarter ended December 31, 1996.

          The Company believes that with (i) the completion of the above mentioned restructuring of its debt; (ii) the equity infusion of $1,600,250 that it has received during the first and third quarters of fiscal 1997; (iii) the increase in trade credit which the Company has received upon the aforementioned debt restructuring and a continuous increase in trade credit that would increase relative to increases in sales; and

(iv) the expansion of the Company's marketing efforts and sales territory expansion which already contributed to an increase in sales of $29,884 for the quarter ended March 31, 1997 versus the prior year's quarter; the Company will be able to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain products necessary to accept and fill customer orders on a timely basis and allow the Company to refinance outstanding debt when it comes due in fiscal 1997. The Company believes that increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

          Notwithstanding management's belief, there can be no assurance that the Company will be able to increase sales levels. In addition, in the event sales levels increase, there can be no assurance that the Company can achieve profitability. If profitability is not achieved, the Company could be forced to significantly reduce its operations in order to reduce expenses or take other actions to resolve liquidity constraints that may arise. Finally, there is no assurance that the Company will be able to refinance its outstanding debt when it comes due.

RESULTS OF OPERATIONS

          Sales increased by $30,384 to $2,227,429 for the quarter ended
March 31, 1997 from $2,197,045 for the quarter ended March 31, 1996. The Company attributes the modest increase to the recent expansion of marketing efforts through the addition of a national direct mail catalog and the addition of sales personnel in new territories. For the six months ended March 31, 1997, sales decreased by $38,971 to $4,533,757 from $4,572,728 for the six months ended March 31, 1996. The Company attributes a lack of working capital during the beginning of the six months ended March 31, 1997 for the modest decrease.

          The Company's gross margin on sales increased by $110,341 to $625,123 for the quarter ended March 31, 1997 from $514,782 for the quarter ended
March 31, 1996. Gross margin as a percentage of sales increased to 28% for the quarter ended March 31, 1997 from 23.5% from the prior year's quarter. The Company's gross margin on sales increased by $156,472 to $1,212,261 for the six months ended March 31, 1997 from $1,055,789 for the six months ended March 31, 1996. Gross margin as a percentage of sales increased to 26.5% for the six months ended March 31, 1997 from 23.1% for the six months ended March 31, 1996. The Company attributes the increase in gross margin as a percentage of sales to the Company's emphasis on the sale of technical services, private-label products and refurbished equipment, which have historically provided the Company with greater profit margins. In addition, the capital infusion that took place during the first quarter of fiscal 1997 has also allowed the Company to take advantage of better purchasing opportunities of product.

          Selling, general and administrative ("SG&A") expenses decreased from $617,451 for the quarter ended March 31, 1996 to $594,100 for the quarter ended March 31, 1997. As a percentage of sales, SG&A expenses were 26.7% for the three months ended March 31, 1997, compared to 28.1% for the quarter ended
March 31, 1996. For the six months ended March 31, 1996 and 1997, SG&A expenses decreased by $174,329 from $1,317,523 to $1,143,194 respectively. The decrease in SG&A expenses is primarily a result of the Company's reduction in costs attributed to professional fees and other expenses related to the Company's restructuring of the Company's operations.

          Amortization and depreciation expense decreased from $108,293 for the quarter ended March 31, 1996 to $75,227 for the quarter ended March 31, 1997. For the six months ended March 31, 1996 and 1997, amortization decreased from $213,794 to $150,454. The decrease is primarily attributable to the elimination of amortization expense that the Company incurred during fiscal 1996 pertaining to the acquisition of certain software rights.

          Interest expense decreased from $170,053 for the quarter ended
March 31, 1996 to $10,288 for the quarter ended March 31, 1997. For the six months ended March 31, 1996 and 1997, interest expense decreased from $325,152 to $82,012. The decrease in interest expense is primarily a result of the Company's restructuring of its bank financing with Silicon in which Silicon converted $3,172,418 of principal and interest into 2,079,163 shares of the Company's common stock.

          As a result of the above, the Company reported positive earnings before interest, depreciation and amortization for the second quarter and the six months ended March 31, 1997. The Company reported earnings before interest, amortization and depreciation of $31,023 for the quarter ended March 31, 1997, as compared to a loss of $102,669 for the prior year's quarter. For the six months ended March 31, 1997, the Company reported earnings before interest, amortization and depreciation of $69,067 versus a loss of $261,734 for the prior year's six months. With the addition of interest, amortization and depreciation expenses, the Company reported a net loss of $54,492 as compared to a net loss of $380,970 in the prior year's quarter. As a result of a gain from debt restructuring in the quarter ended December 31, 1996, the Company reported net income of $2,723,114 for the six months ended March 31, 1997 versus a net loss of $800,635 for the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

          Cash flow from operations was a negative $735,883 for the six months ended March 31, 1997 versus a positive $130,539 for the same period of the prior year. The negative operating cash flow for the six months ended March 31, 1997 was due to increases in accounts receivable and inventory, and the reduction of trade payables and accrued liabilities. The Company financed the negative cash flows from the proceeds of a private placement of securities during the quarter ended December 31, 1996.

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

          At March 31, 1997, the Company owed $1,648,761 under the line of credit.




PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company has filed a complaint against the auditing and accounting firm of Marinelli & Scott. See Form 10-QSB of the Company for the quarterly period ending December 31, 1996. The Company is not aware of any other material pending or ongoing litigation to which the Company is or would be a party.

ITEM 2.   CHANGES IN SECURITIES.

          During the third quarter of fiscal 1997, the Company raised $400,000 of capital through the sale of 2,000,000 shares of Common Stock and Warrants to purchase 400,000 shares of Common Stock (the "Warrants"). The shares and warrants were sold in a private placement offering to Prinz-Franklin L.L.C. an Illinois limited liability company ("Prinz"). See Note 5 to the Financial Statements. Under such private placement, the Company sold 1,000,000 shares of Common Stock on April 10, 1997 and 1,000,000 shares of Common Stock and the Warrants on May 9, 1997. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $1.00 per share for a period of four years from the date of issuance.

          The private placement offering was made pursuant to Section 4 (2) of the Securities Act of 1993, as amended. In claiming such exemption, the Company relied upon written representations and warranties made by Prinz.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There have been no matters submitted to a vote of security holders during the quarter ended

March 31, 1997.

ITEM 5.   OTHER INFORMATION.  NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following exhibits are filed herewith:

               Financial Data Schedule

               10.1 Investment Agreement with Prinz-Franklin L.L.C. dated
                    April 11, 1997.

               10.2 Amendment to Investment Agreement dated May 8, 1997.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


Date:  May 15, 1997                By:  /S/ Michael J. Carroll
                                        ----------------------
                                        Michael J. Carroll, President
                                        and Chief Executive Officer