Form 10-Q
period 1997-06-30
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1997-08-14
CIK 898630

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB
                   ----------------------------------


                      QUARTERLY REPORT PURSUANT TO
       SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                      Commission File No. 0-21852
                   ----------------------------------

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
   (Exact name of small business issuer as specified in its charter)



               Delaware                          94-3123210
    (State or other jurisdiction              I.R.S. Employer
   of incorporation or organization)       Identification Number)



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

                       YES   X             NO   _



As of July 31, 1997 the Registrant had outstanding 19,583,378 shares of common stock $0.001 par value.

Transitional small business disclosure form: YES  __             NO  X

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                              FORM 10-QSB
                  FOR THE QUARTER ENDED JUNE 30, 1997

                                 INDEX

PART I............................................................... 1
 Item 1.  Condensed Financial Statements..............................2
  Condensed Balance Sheets............................................2
  Condensed Statement of Operations...................................4
  Condensed Statements of Cash Flows................................. 5
  Notes to Condensed Financial Statements............................ 6
 Item 2.  Management's Discussion and Analysis or Plan of Operation.. 10

PART
II....................................................................15
 Item 1.  Legal Proceedings...........................................15
 Item 2.  Changes in Securities.......................................15
 Item 3.  Defaults Upon Senior Securities.............................15
 Item 4.  Submission of Matters to a Vote of Security Holders.........15
 Item 5.  Other Information and Subsequent Events.....................15
 Item 6.  Exhibits and Reports on Form 8-K............................15

Signatures............................................................16





                                 PART I

Item 1.   Financial Statements.

     The following financial statements of Franklin Ophthalmic Instruments Co., Inc. (the "Company") are included herein and are unaudited, but in the opinion of management, include all adjustments necessary for fair presentation of the Company's financial condition as of June 30, 1997 and results of operations and cash flows for the three and nine months ended June 30, 1996 and June 30, 1997, respectively:

     (a)  Condensed Balance Sheets
     (b)  Condensed Statements of Operations
     (c)  Condensed Statements of Cash Flows
     (d)  Notes to Condensed Financial Statements

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                        CONDENSED BALANCE SHEETS

                              (Unaudited)

                                 ASSETS

                                             June 30,    September 30,
                                               1997        1996
                                            ----------    ------------
Current Assets:
   Cash and cash equivalents               $       -     $      -
   Accounts receivable, less
    allowance for doubtful
    accounts of $25,135 and $40,135         1,182,748       720,277
   Inventory, less valuation
    allowance of $100,000                   1,726,759     1,356,057
   Prepaid expenses and other assets          159,541        19,027
                                           ----------    ----------

      Total current assets                  3,069,048     2,095,361
                                           ----------    ----------

Property and equipment, at cost:
   Furniture and equipment                    633,636       605,638
   Automobiles and trucks                     119,193       119,193
   Leasehold improvements                     118,366       109,408
                                           ----------    ----------
Property and equipment, at cost:              871,195       834,239
   Less: Accumulated depreciation
    and amortization                          680,309       618,394
                                           ----------    ----------

      Total property and equipment            190,886       215,845
                                           ----------    ----------

Other assets:
  Deposits                                    13,903         13,935
  Intangible assets, net of accumulated
   amortization of $867,577 and $706,623   2,111,317      2,272,271
                                           ---------      ---------

      Total other assets                   2,125,220      2,286,206
                                           ---------      ---------

      Total assets                        $5,385,154     $4,597,412
                                           =========      =========


                     The accompanying notes are an
                   integral part of these statements.

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                        CONDENSED BALANCE SHEETS
                              (Continued)
                              (Unaudited)

                                         June 30,        September 30,
                                           1997              1996
                                        ---------       -------------
Current liabilities:
   Bank overdrafts                      $  160,897       $   55,597
   Current portion of long-term debt        63,676          567,395
   Accounts payable                      1,125,057        1,180,475
   Notes payable to bank                 1,573,191        4,375,304
   Current portion of capitalized
     lease obligations                      14,346           16,125
   Deposits                                259,717          429,844
   Accrued liabilities                     278,446          859,279
   Notes payable to related parties          -              215,188
                                        ----------        ---------
      Total current liabilities          3,475,330        7,699,207
                                        ----------        ---------
Long-term debt:
   Long-term debt, less current portion    127,642           93,722
   Capitalized lease obligations,
     less current portion                   21,811           30,695
                                        ----------        ---------

      Total long-term debt                 149,453          124,417
                                        ----------        ---------
      Total liabilities                  3,624,783        7,823,624
                                        ----------        ---------
Stockholders' equity (deficit):
   Common stock: $0.001 par value;
    authorized 25,000,000 shares;
    19,583,378 and 9,544,810
    Shares issued and outstanding
    at June 30, 1997 and
    September 30, 1996                      19,582            9,545
   Additional paid-in capital           11,119,838        8,868,577
   Accumulated deficit                  (9,379,049)     (12,104,334)
                                        ----------      -----------
      Total stockholders'
        equity (deficit)                 1,760,371       (3,226,212)
                                        ----------      -----------
      Total liabilities and
       stockholders' equity(deficit)    $5,385,154       $4,597,412
                                        ==========      ===========

                     The accompanying notes are an
                   integral part of these statements.

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                   CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                              For the three months     For the nine months
                               ended June 30,             ended June 30,
                              1996        1997         1996           1997
                          ----------   ----------    ----------     ----------
Sales                    $ 1,854,685   $2,368,071    $6,427,413     $6,901,829
     Cost of Sales         1,404,056    1,634,416     4,920,995      5,000,439
                          ----------   ----------    ----------     ----------
Gross profit             $   450,629   $  733,655    $1,506,418     $1,901,390

Less:
 Selling, general and
  administrative expenses    548,106      655,330     1,865,628      1,756,593
 Amortization and
  depreciation               106,896       72,414       320,691        222,869
                          ----------    ---------     ---------      ---------
Income (loss) from
  operations                (204,373)       5,911      (679,901)       (78,072)
                          ----------    ---------      --------       --------

Other income (expenses):
   Interest income                 7         -               52           -
   Interest expense         (175,360)      (6,787)     (500,512)       (88,799)
   Other income (expense)        -          3,048            -           5,643
                            ---------    --------      --------        -------
    Other income
     (expense), net         (175,353)      (3,739)     (500,460)       (83,156)
                            ---------    --------      ---------       -------

Net income (loss) before
  extraordinary item      $ (379,726)   $   2,172    $(1,180,361)   $ (161,228)

Extraordinary item, gain
 from debt restructuring  $     -       $    -       $      -       $2,886,513
                           ---------     --------     -----------   ----------

Net income (loss)         $ (379,726)   $   2,172    $(1,180,361)   $2,725,285
                           =========     ========     ===========   ==========

Loss per common share:

 Net income(loss) before
extraordinary item        $    (0.05)   $    0.00    $   (0.15)     $  (0.01)

 Net income ( loss)       $    (0.05)   $    0.00    $   (0.15)     $   0.17


  Weighted average number
   of common shares
   outstanding              7,672,525    18,256,758    7,671,150    15,764,727
                            =========    ==========    =========    ==========

                     The accompanying notes are an
                   integral part of these statements.

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                   CONDENSED STATEMENT OF CASH FLOWS

                              (Unaudited)
                                                  For the nine months ended
                                                          June 30,
                                                     1996          1997
                                                ------------     ------------
Cash flows from operating activities:
   Net income (loss)                            $(1,180,361)     $  2,725,285
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                   77,237            61,915
      Amortization                                  243,454           160,954
      Gain from debt restructuring                    -            (2,886,513)
      Changes in current assets and liabilities:
         Accounts receivable                        530,391          (462,471)
         Inventory                                  936,442          (370,702)
         Prepaid expenses                           (81,720)         (140,514)
         Other assets                                  -                   32
         Deposits                                    81,714          (170,127)
         Accounts payable, trade and
           accrued liabilities                     (362,926)          (82,092)
                                                  ---------        ----------
      Net cash provided by (used in)
         operating activities                       244,231        (1,164,233)

Cash flows from investing activities:
   Acquisition of equipment                          (1,879)          (36,956)
                                                  ---------         ---------
      Net cash used in investing activities          (1,879)          (36,956)

Cash flows from financing activities:
   Net change in bank overdrafts                   (150,165)          105,300
   Increase (decrease) in capital leases            (14,818)          (10,663)
   Net change in borrowings under line of credit    (20,822)         (228,809)
   Net proceeds from issuance of common stock        12,375         1,462,160
   Increase (decrease) in long-term debt            (41,243)         (126,799)
   Proceeds from issuance of promissory
     notes to related parties                       (27,679)             -
                                                  ---------         ---------
       Net cash provided by (used in)
        financing activities                    $  (242,352)     $  1,201,189
                                                  ---------       -----------
Net decrease in cash and cash equivalents       $     -          $     -
Cash and cash equivalents at beginning of year  $     -          $     -
                                                 -----------      -----------
Cash and cash equivalents at end of year        $     -          $     -
                                                 ===========       ==========

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

     The Company reached agreements with its primary lender, Silicon Valley Bank ("Silicon"), certain trade creditors and certain debtholders for the restructuring of certain of the Company's outstanding debt. See Notes 3 and 4 to the Financial Statements included elsewhere herein. In addition, the Company raised $1,200,250 in the first quarter of fiscal 1997 and $580,000 during the quarter ended June 30, 1997 from the private placements of equity. See Note 5 to the Financial Statements included elsewhere herein.

     Management believes that with: (i) the completion of the restructuring of its debt; (ii) the equity infusions that the Company has received from the private placements during the quarters ended December 31, 1996 and June 30, 1997; (iii) the increase in trade credit which the Company has received upon the debt restructuring; and (iv) the expansion of the Company's marketing efforts and sales territories, which has already resulted in increased sales, the Company will be able to continue to increase sales, which should allow the Company to increase profitability and generate positive cash flows.

     Notwithstanding management's belief, there can be no assurance that the Company will be able to continue to increase sales levels. In addition, in the event sales levels continue to increase, there can be no assurance that the Company can maintain or increase profitability. If profitability is not maintained or increased, the Company could be forced to significantly reduce its operations in order to reduce expenses or take other actions to resolve liquidity constraints that may arise.

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

     During fiscal 1995, the balance outstanding under the line of credit exceeded the amount available under the borrowing formula as mentioned above and the Company was otherwise in default with respect to certain provisions of the line of credit agreement. On April 1, 1995, Silicon agreed to extend the terms of the Company's line of credit, as generally in effect in the original agreement, through February 6, 1996 (subsequently extended to April 15, 1996), and agreed to forbear in the exercise of its rights resulting from the Company's past defaults or defaults in the future compliance with the financial covenants, and to advance the Company an additional $500,000, conditioned upon the Company's agreement to make certain scheduled reductions in both: (a) the amount of the total borrowings outstanding; and (b) the amount by which total borrowings exceeded the amount available under the collateral formula. Under the extended agreement all borrowings incurred interest, payable monthly, at the annual rate of 3% above Silicon's prime rate, subject to reduction as the amount of the
Company's over formula borrowing decreases. In addition, the Company agreed to modify the terms of warrants held by Silicon to purchase 44,119 shares of common stock to provide for exercise at a price of $.50 per share through March 31, 2000.

      In September 1996, the Company reached an agreement with Silicon on an Amended and Restated Loan and Security Agreement (the "Amended Agreement") pursuant to which Silicon agreed to convert approximately $3.2 million of amounts owed to it by the Company under its line of credit into shares of the Company's common stock at the rate of $1.52 per share. As a result of the conversion, Silicon further agreed to extend the maturity date with respect to the remaining $1.8 million under the line of credit to July 29, 1997. The Amended Agreement with Silicon was conditioned on or required, among other things: (i) the Company's receipt of at least $1 million of proceeds from the private placement of its securities; (ii) the Company's best efforts in converting certain amounts owed to trade suppliers into equity securities or long-term notes; and (iii) the personal guarantees of certain officers of the Company for an amount not to exceed an aggregate of $200,000. The Company met the conditions of the Amended Agreement during the quarter ended December 31, 1996 and the new line of credit became effective in November 1996.

      In connection with the restructuring of trade debt during the quarter ended December 31, 1996: (i) $378,000 of trade debt was converted to stock in the Company at a rate of $1.52 per share; (ii) $100,000 was forgiven; and (iii) approximately $162,000 was converted to promissory notes with terms of up to 24 months. The foregoing transactions resulted in an extraordinary gain of $380,999 for the quarter ended December 31, 1996.

     As a result of the conversion of $3,172,417, the amount owed to Silicon less the $1.8 million facility, the Company recorded an extraordinary gain of $2,505,514 during the first quarter of fiscal 1997. The Amended Agreement provided for the Company to receive advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base is equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. Interest under the Amended Agreement was payable monthly at a rate equal to 2% over Silicon's prime rate. The line of credit provided for a maturity date of July 29, 1997.

     During August 1997, the Company and Silicon agreed to an extension of the line of credit to September 30, 1997, which maturity date may be further extended by the Company to February 28, 1997 upon payment of a fee to Silicon and as long as the Company is not in default under the Amended Agreement. The interest rate charged under the Revised Agreement was increased to 3% over Silicon's prime lending rate, increasing to 4% over Silicon's prime lending rate if the Company is still indebted to Silicon at January 31, 1998. In addition the Revised Agreement provides for a loan fee that is payable as follows: (i) $4,000 upon effectiveness of the Revised Agreement; (ii) $6,000 on September 30, 1997 if the Company elects to extend the maturity of the line of credit to February 28, 1998; and (iii) $8,000 on January 1, 1998 in the event that the Company remains indebted to Silicon at such date. The Revised Agreement provides that the Company will be deemed to be in default if it fails to (i) have a net profit of at least one dollar for each of the Company's fiscal quarters, and (ii) have an operating profit of at least one dollar for the Company's fiscal year ending September 30, 1997. For purposes of the Revised Agreement only, operating profit shall be defined as the Company's earnings before interest, taxes, depreciation, and amortization. While the Company has achieved the aforementioned net and operating profit requirements as of June 30,1997, and believes that it will continue to meet such net and operating profit levels for the term of the Revised Agreement, there can be no assurance that the Company will continue to do so.

     At June 30, 1997, the Company owed $1,573,191 under the line of credit.

4.   SHORT TERM DEBT - RELATED PARTY

     During August 1996, the Company borrowed $215,000 from an individual under a 30-day promissory note bearing interest at 10% per annum and a note origination fee of $6,450. In October 1996, the note was converted to 860,000 shares of common stock in the Company as participation in the Company's private placement offering which commenced on October 1, 1996. In addition, warrants to purchase 430,000 shares of common stock at a price of $1.00 per share, exercisable 6-18 months after the date of issuance of such warrants, were also issued as part of the participation in the aforementioned private placement offering.

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

     The Company entered into an agreement on April 11, 1997, which was amended on May 8, May 9, and May 11, 1997 (the "Investment Agreement"), with Prinz-Franklin L.L.C., an Illinois limited liability company ("Prinz"), pursuant to which the Company agreed to sell to Prinz up to 3,000,000 shares of Common Stock at a price of $0.20 per share. The Investment Agreement granted Prinz piggyback registration rights with respect to the shares of Common Stock so purchased. Pursuant to such piggy-back registration rights, any shares of Common Stock which Prinz elects to include in a registration statement of the Company shall be held in escrow during the effective period of such registration statement until the following conditions are met: (i) 25% of the shares purchased may not be sold or released from escrow until the closing price of the Company's Common Stock is equal to or greater than $0.75 per share for five consecutive trading days; and
(ii) the remaining common stock may not be sold or released from escrow until the closing price of the Company's Common Stock is equal to or greater than $1.25 per share for five consecutive trading days. Such escrow restrictions shall terminate at the earlier of the time the common stock sold to Prinz is exempt under Rule 144 as promulgated under the Securities Act of 1933, as amended, or one year from the date of each purchase of the respective shares. In addition, the Investment Agreement provided for the issuance to Prinz of warrants to purchase up to 400,000 shares of Common Stock within a period of four years from issuance of the applicable warrants. During the quarter ended June 30, 1997, Prinz had purchased 2,900,000 of the shares of Common Stock and was granted warrants to purchase 400,000 additional shares of Common Stock. See Item 2 of Part II. The Investment Agreement also provided for the appointment of John Prinz to the Board of Directors of the Company.

     In connection with the Company's restructuring of the Silicon debt during the quarter ended December 31, 1996, the Company agreed to issue an additional 1,767 shares of Common Stock in August of 1997 to reconcile the amount of interest that was accrued up to the date of the effectiveness of the Silicon conversion in November of 1996.

     In accordance with anti-dilution rights of Class A Warrants that were issued during the Company's Initial Public Offering in July 1993, the exercise price for the Class A Warrants has been reduced from its original level of $5.00 per share of Common Stock to $2.30 per share, and the aggregate number of shares of Common Stock issuable upon exercise of such warrants has been increased from 2,062,500 to 4,487,740. As a consequence of the increase in the number of shares issuable upon the exercise of the Class A Warrants, the Company no longer has sufficient shares of Common Stock authorized to provide for the exercise of all of the outstanding common stock purchase warrants and options. To remedy this situation, the Company plans at the next annual meeting to seek stockholder approval of an amendment to the Company's Articles of Incorporation increasing the authorized number of shares of Common Stock. Given the substantial amount by which the current exercise price of the Class A Warrants (which remains the highest exercise price of all of the Company's outstanding warrants) exceeds the share price of the Common Stock (the closing bid price of the Company's Common Stock, as reported on the OTC Electronic Bulletin Board as of July 28, 1997, was $0.32), the Company does not anticipate that the Class A Warrants (which expire in July of 1998) will be exercised prior to such meeting, if at all. However, there can be no assurance that this will in fact be the case or that the stockholders of the Company will approve an increase in the authorized number of shares of Common Stock.

Item 2.   Management's Discussion and Analysis or Plan of Operations

General

     The following discussion contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could use actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) restrictive covenants contained in the Company's bank debt documents; (ii) the ability of the Company to refinance its line of credit with Silicon, which expired July 29, 1997; (iii) competitive conditions in the Company's markets; (iv) the Company's dependence on certain manufacturers; (v) general economic conditions and conditions in the ophthalmic industry; (vi) fluctuations in the stock market; and (vii) the ability of the Company to retain and attract sales/service representatives.

     In the first quarter of fiscal 1997, the Company completed a financial restructuring that began during fiscal 1996. In connection with such restructuring, the Company restructured its indebtedness to Silicon and during November and December 1996 completed agreements with trade creditors such that: (i) $378,000 of trade-debt was converted to common stock at a price of $1.52 per share; (ii) $162,000 was converted to a 24-month promissory note commencing November 15, 1996; and (iii) $100,000 was forgiven. In addition the Company completed an equity offering during the first quarter of fiscal 1997 in which the Company raised $1,200,250 of capital. The capital was raised through the sale of 2,400,500 Units which were sold pursuant to a private placement of Units (each Unit consisting of two shares of common stock and one common stock purchase warrant). The sale of the 2,400,500 Units exceeded the minimum of 2,000,000 Units required pursuant to the terms of the private placement, which was conducted by the Company on a "best efforts" basis and provided for the sale and offer of up to a maximum of 3,200,000 Units. See Notes 2 and 3 to the Financial Statements included elsewhere herein.

     During the quarter ended June 30, 1997, the Company raised an additional $580,000 as a result of a private placement of equity in which 2,900,000 shares of common stock and warrants to purchase up to 400,000 shares of Common Stock,at an exercise price of $1.00 per share, were issued. The warrants expire as follows: (i) warrants to purchase 200,000 shares of Common Stock expire April 10, 2001, and (ii) warrants to purchase 200,000 shares of Common Stock expire May 10, 2001.

     Due to the aforementioned financial restructuring and receipt of additional capital raised during the quarter ended June 30, 1997, the Company was able to take advantage of increased cash flow to process orders during the quarter ended June 30, 1997. As a result, the Company was able to achieve an increase in sales of 27% over the prior years quarter and report a profit.

     In addition, the Company has recently increased its marketing efforts with the distribution of a direct mail catalog to the ophthalmic industry and the re-introduction of sales representatives in southeastern, northeastern, north central and the Rocky Mountain markets of the United States.

Going Concern and Management's 1997 Plans

     As discussed in the notes to the financial statements and elsewhere herein, the Company at the end of fiscal 1996 was in default under the terms of its revolving credit facility with Silicon, which is the Company's primary credit facility. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers. As a consequence, the Company was unable to obtain otherwise customary trade credit and was limited to purchases of product on limited credit terms or with payment on delivery. In certain circumstances, this also prevented the Company from obtaining products to fill customer orders.

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

     During the fourth quarter of fiscal 1996, the Company reached agreements with Silicon, its primary trade creditors and certain of its debtholders for the restructuring of some of the Company's outstanding debt. In addition, the Company was able to raise $1,200,250 and $580,000 through the private placements of equity in the first and third quarters of fiscal 1997 respectively.

     Pursuant to the agreement with Silicon, during the first quarter of fiscal 1997 approximately $3.2 million owing to Silicon was converted into shares of the Company's Common Stock at a conversion rate of $1.52 per share and the remaining $1.8 million owing to Silicon was transferred into a new credit facility. In connection with the restructuring of trade debt during the first quarter of fiscal 1997: (i) $378,000 of trade debt was converted to stock in the Company at a rate of $1.52 per share which resulted in an extraordinary gain of $280,999;
(ii) $100,000 was forgiven; and (iii) approximately $162,000 was converted to promissory notes with terms of up to 24 months. The trade debt restructuring resulted in an extraordinary gain of $380,999 for the quarter ended December 31, 1996.

     During August 1997, the Company and Silicon agreed to an extension of the line of credit to September 30, 1997, which maturity date may be further extended by the Company to February 28, 1997 upon payment of a fee to Silicon and as long as the Company is not in default under the Amended Agreement. The interest rate charged under the Revised Agreement was increased to 3% over Silicon's prime lending rate, increasing to 4% over Silicon's prime lending rate if the Company is still indebted to Silicon at January 31, 1998. In addition the Revised Agreement provides for a loan fee that is payable as follows: (i) $4,000 upon effectiveness of the Revised Agreement; (ii) $6,000 on September 30, 1997 if the Company elects to extend the maturity of the line of credit to February 28, 1998; and (iii) $8,000 on January 1, 1998 in the event that the Company remains indebted to Silicon at such date. The Revised Agreement provides that the Company will be deemed to be in default if it fails to (i) have a net profit of at least one dollar for each of the Company's fiscal quarters, and (ii) have an operating profit of at least one dollar for the Company's fiscal year ending September 30, 1997. For purposes of the Revised Agreement only, operating profit shall be defined as the Company's earnings before interest, taxes, depreciation, and amortization. While the Company has achieved the aforementioned net and operating profit requirements as of June 30,1997, and believes that it will continue to meet such net and operating profit levels for the term of the Revised Agreement, there can be no assurance that the Company will continue to do so.

     The Company believes that with (i) the completion of the above mentioned restructuring of its debt; (ii) the equity infusion of $1,780,250 that it has received during the first and third quarters of fiscal 1997; (iii) the increase in trade credit which the Company has received upon the aforementioned debt restructuring; and (iv) the expansion of the Company's marketing efforts and sales territories which already contributed to an increase in sales of $513,386 (a 27% increase) for the quarter ended June 30, 1997 versus the prior year's quarter, the Company will be able to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain products necessary to accept and fill customer orders on a timely basis and allow the Company to refinance outstanding debt when it comes due in fiscal 1997. The Company believes that increases in sales should ultimately allow the Company to return to profitability and generate positive cash flows.

     Notwithstanding management's belief, there can be no assurance that the Company will be able to continue to increase sales levels. In addition, in the event sales levels continue to increase, there can be no assurance that the Company can achieve the profitability levels that may be needed. If the necessary profitability levels are not achieved, the Company could be forced to significantly reduce its operations in order to reduce expenses or take other actions to resolve liquidity constraints that may arise. Although the Company has received an extension out to September 30, 1997, which may be further extended to February 28, 1998, on its line of credit with Silicon, there is no assurance that the Company will be able to continue to refinance its outstanding debt when it comes due.

Results of Operations

     Sales increased by $513,386 to $2,368,071 for the quarter ended June 30, 1997 from $1,854,685 for the quarter ended June 30, 1996. The Company attributes the 27% increase to the recent expansion of marketing efforts through the addition of a national direct mail catalog and the addition of sales personnel in new territories. For the nine months ended June 30, 1997, sales increased by $474,416 to $6,901,829 from $6,427,413 for the nine months ended June 30, 1996.

     The Company's gross margin on sales increased by $283,026 to $733,655 for the quarter ended June 30, 1997 from $450,629 for the quarter ended June 30, 1996. Gross margin as a percentage of sales increased to 31% for the quarter ended June 30, 1997 from 24.3% from the same quarter of the prior year. The Company's gross margin on sales increased by $394,972 to $1,901,390 for the nine months ended June 30, 1997 from $1,506,418 for the nine months ended June 30, 1996. Gross margin as a percentage of sales increased to 27.5% for the nine months ended June 30, 1997 from 23.4% for the nine months ended June 30, 1996. The Company attributes the increase in gross margin as a percentage of sales to the Company taking advantage of certain manufacturer's rebate programs as a result of the Company's increase in sales volume, and the Company's emphasis on the sale of technical services, private-label products and refurbished equipment, which have historically provided the Company with greater profit margins. In addition, the capital infusion that took place during the first quarter of fiscal 1997 has allowed the Company to take advantage of better product purchasing opportunities.

     Selling, general and administrative ("SG&A") expenses increased by $107,224 from $548,106 for the quarter ended June 30, 1996 to $655,330 for the quarter ended June 30, 1997. As a percentage of sales, SG&A expenses were 26.8% for the three months ended June 30, 1997, compared to 29.6% for the quarter ended June 30, 1996. For the nine months ended June 30, 1996 and 1997, SG&A expenses decreased by $109,035 from $1,865,628 to $1,756,593 respectively. The increase in SG&A expenses for the quarter ended June 30, 1997 over the same quarter of the prior year is primarily a result of marketing costs associated with advertising and the distribution of a direct mail catalog, and the expenses resulting from the addition of sales and service personnel in connection with the Company's expansion into new territories.

     Amortization and depreciation expense decreased from $106,896 for the quarter ended June 30, 1996 to $72,414 for the quarter ended June
30, 1997. For the nine months ended June 30, 1996 and 1997, amortization decreased from $320,691 to $222,869, respectively. The decrease is primarily attributable to the elimination of amortization and depreciation expense that the Company incurred during fiscal 1996 pertaining to the acquisition of certain software rights.

     Interest expense decreased from $175,360 for the quarter ended June 30, 1996 to $6,787 for the quarter ended June 30, 1997. For the nine months ended June 30, 1996 and 1997, interest expense decreased from $500,512 to $88,799, respectively. The decrease in interest expense is primarily a result of the Company's restructuring of its bank financing with Silicon in which Silicon converted $3,172,418 of principal and interest into 2,079,163 shares of the Company's common stock.

     As a result of the above, the Company reported positive earnings before interest, depreciation and amortization for the third quarter and the nine months ended June 30, 1997. The Company reported earnings before interest, amortization and depreciation of $78,325 for the quarter ended June 30, 1997, as compared to a loss of $97,477 for the prior year's quarter. For the nine months ended June 30, 1997, the Company reported earnings before interest, amortization and depreciation of $144,797 versus a loss of $359,210 for the prior year's nine months. With the addition of interest, amortization and depreciation expenses, the Company reported a net loss before extraordinary item of $83,156 as compared to a net loss before extraordinary item of $500,460 in the same quarter of the prior year. As a result of a gain from debt restructuring in the quarter ended December 31, 1996, the Company reported net income of $2,725,285 for the nine months ended June 30, 1997 versus a net loss of $1,180,361 for the same period of the prior year.

 Liquidity and Capital Resources

     Cash flow from operations was a negative $1,164,233 for the nine months ended June 30, 1997 versus a positive $244,231 for the same period of the prior year. The negative operating cash flow for the nine months ended June 30, 1997 was primarily due to increases in accounts receivable and inventory to support the Company's growth. The Company financed the negative cash flows with the proceeds of private placements of securities during the quarters ended December 31, 1996 and June 30, 1997.

     The Company's principal credit facility is a revolving line of credit with Silicon, which is secured by essentially all of the Company's assets. The Company is entitled to receive advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base is equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. Interest under the Amended Agreement is payable monthly. The interest rate charged was increased to 3% over Silicon's prime lending rate upon effectiveness of the agreement, and increases to 4% over Silicon's prime lending rate if the Company is still indebted to Silicon at January 31, 1998. The line of credit expres February 28, 1998.

               The Company does not currently have sufficient shares of Common Stock authorized to provide for the exercise of all of the outstanding common stock purchase warrants and options, and therefore will be unable to fund its operations through the sale of shares of Common Stock or related warrants, options of convertible securities. The Company believes that cash flow from operations, supplemented by borrowings under the line of credit, will be sufficient to fund its operations through the expiration of its line of credit expires. To remedy this situation, the Company plans at the next annual meeting to seek stockholder approval of an amendment to the Company's Articles of Incorporation increasing the authorized number of shares of Common Stock. There can be no assurance, however, that this will in fact be the case or that the Company will be able to extend or refinance the line of credit when it expires, or that the stockholders of the Company will approve an increase in the authorized number of shares of Common Stock.

     At June 30, 1997, the Company owed $1,573,191 under the line of credit.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Company has filed a complaint against the auditing and accounting firm of Marinelli & Scott. See Form 10-QSB of the Company for the quarterly period ending December 31, 1996. The Company is not aware of any other material pending or ongoing litigation to which the Company is or would be a party.

Item 2.   Changes in Securities.

     During the third quarter of fiscal 1997, the Company raised $580,000 of capital through the sale of 2,900,000 shares of Common Stock and warrants to purchase 400,000 shares of Common Stock (the "Warrants"). The shares and Warrants were sold in a private placement offering to Prinz-Franklin L.L.C. an Illinois limited liability company ("Prinz"). See Note 5 to the Financial Statements. Under such private placement, the Company sold 1,000,000 shares of Common Stock and warrants on April 11, 1997, 1,000,000 shares of Common Stock and warrants to purchase 200,000 on May 11, 1997, and 900,000 shares of Common Stock on June 27, 1997. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $1.00 per share for a period of four years from the date of issuance.

     The private placement offering was made pursuant to Section 4 (2) of the Securities Act of 1993, as amended. In claiming such exemption, the Company relied upon written representations and warranties made by Prinz.

               In accordance with anti-dilution rights of Class A Warrants that were issued during the Company's Initial Public Offering in July 1993, the exercise price for the Class A Warrants has been reduced from its original level of $5.00 per share of Common Stock to $2.30 per share, and the aggregate number of shares of Common Stock issuable upon exercise of such warrants has been increased from 2,062,500 to 4,487,740. As a consequence of the increase in the number of shares issuable upon the exercise of the Class A Warrants, the Company no longer has sufficient shares of Common Stock authorized to provide for the exercise of all of the outstanding common stock purchase warrants and options. To remedy this situation, the Company plans at the next annual meeting to seek stockholder approval of an amendment to the Company's Articles of Incorporation increasing the authorized number of shares of Common Stock.

Item 3.   Defaults Upon Senior Securities.

     Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There have been no matters submitted to a vote of security holders during the quarter ended June 30, 1997.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibits are filed herewith:

          10   Revised Loan Agreement with Silicon Valley Bank

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


Date:     August 12, 1997      By: /S/      Michael  J. Carroll
                                      Michael J. Carroll, President
                                       and Chief Executive Officer