Form 10KSB
period 1997-09-30
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1998-01-14
CIK 898630

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
                    [X] ANNUAL REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

   Securities registered to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value; Redeemable Common Stock Purchase Warrants; and Units, each Unit consisting of one share of Common Stock, $0.001 par value, and one Redeemable Common Stock Purchase Warrant.

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

   The Registrant's revenues for the fiscal year ended September 30, 1997 totaled $9,568,352

   As of January 12, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors, officers, and stockholders holding 5% or more of the Common Stock, of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $1,379,858.

   As of   January 12, 1998, there  were 19,580,879  shares of  Common
   Stock outstanding.

   Documents incorporated by reference: None

   Transitional Small Business Disclosure Format:  Yes           No  X

                           INDEX TO FORM 10-KSB
                                    of
                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.        Page
    PART I

   ITEM 1.        DESCRIPTION OF BUSINESS                           1

   ITEM 2.        DESCRIPTION OF PROPERTY                           6

   ITEM 3.        LEGAL PROCEEDINGS                                 6

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                  6

   PART II

   ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS                              7

   ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS     8

   ITEM 7.        FINANCIAL STATEMENTS                              F-1

   ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE            12

   PART III

   ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT                               12

   ITEM 10.       EXECUTIVE COMPENSATION                            14

   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                             16

   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    18

   ITEM 13.       EXHIBITS, LISTS AND REPORT ON FORM 8-K            20

   PART I

   Item 1. DESCRIPTION OF BUSINESS

   The Business

        Franklin Ophthalmic Instruments Co., Inc., a Delaware corporation (the "Company"), sells and services high-quality examination instruments and equipment used in examination rooms of ophthalmologists, optometrists, medical organizations and clinics. The Company currently distributes over 2,000 products from over 40 manufacturers.

   The Industry

        According to the National Eye Institute, the annual cost to society of eye disorders, visual impairments and blindness exceeds $5 billion. Disorders of the eye represent one of the most widespread health care conditions in the world today. It has been estimated that more than 67% of the world's population suffers from one or more treatable eye disorders. The most common of these disorders are cataracts, glaucoma and refractive error. (Source: U.S. Ophthalmic Diagnostic Instruments & Intraocular Lens Market, Theta Corporation, February 1991.)

        Based upon information provided by Optometry Today, publishers of an industry leading trade publication, there are over 50,000 ophthalmologists and optometrists in the United States engaging in general practice and a variety of sub-specialties, including retina and vitreous, glaucoma, neuro, ocularplastics, pediatric, cataract, cornea and refractive surgery. Practitioners provide services through private individual practices, private group practices, private multi-specialty clinics, hospitals, universities and governmental agencies.

        The suppliers of products and services within the ophthalmic industry fall into the following categories: (i) ophthalmic diagnostic equipment firms (the category in which the Company falls);
   (ii) optical (glasses, frames, and contact lenses) manufacturing/fabricating and distribution firms; (iii) surgical manufacturing and distribution firms; and (iv) pharmaceutical manufacturing and distribution firms. Many firms in the industry do business in more than one of the above categories.

        A majority of the Company's sales are comprised of products that can be characterized as "capital purchases," and users strongly scrutinize each instrument according to its price and operational efficiency. Customers often do not expect to pay list price. In addition, many of the products are very durable, making for a long replacement cycle. Users also take advantage of refurbished units. Despite the foregoing, the Company believes that growth in the marketplace will result from innovations in equipment development and the aging of the population in the United States. According to a report by Frost & Sullivan, the ophthalmic diagnostic marketplace is expected to grow at an annualized rate between 5 and 10% per year through the year 2000. The projected growth is expected as a result of clinical acceptance of new technologies and such technologies becoming more affordably priced. In addition, end users that have been postponing purchases of traditional equipment are expected to replace existing devices with the latest technology during the period of projected growth. (Source: U.S. Ophthalmic Diagnostic Equipment Markets, Frost and Sullivan, 1994.). A study by Foster Higgins National Survey of Employer-Sponsored Health Plans (presented in the November 1997 issue of the Vision Council of America Planner) predicts that the number of Americans over the age of 65 will grow from 33 million to nearly 80 million by the year 2050. The Company believes that such aging of the population will create not only a need for additional diagnostic equipment, but also for diagnostic equipment that allows the practitioner to more efficiently see a greater volume of patients.

        None of the data sources cited in this section is associated with the Company.

   Principal Products and Services

         Chairs and Stands. A mandatory component of any ophthalmic examination room is the chair in which the patient will sit and/or lie while being examined. There are several types of chairs, which may adjust automatically or manually to allow for several patient positions for different examinations or surgical procedures.
   Instrument stands provide for one or an array of examination instruments to be available to the examiner at the patient examination chair through use of counterbalanced articulating arms. The Company distributes chairs and instrument stands manufactured by Reliance Medical Products ("Reliance") and Marco Ophthalmic Inc. ("Marco Ophthalmic").

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

        Slit Lamps. A slit lamp is used for examinations of all portions of the eye. It projects a slit of light onto the eye itself (slit illumination), which can then be viewed at variable magnifications and illuminations. Although the slit lamp is primarily utilized by ophthalmic practitioners, many hospitals are also equipped with slit lamps. The slit lamp can be expanded by adding photographic adaptations and/or digital applications through the use of video or digital cameras, which allow the user to receive hard copy information or transmit data through phone lines. The Company sells slit lamps manufactured by Haag-Streit Service, Inc. ("Haag-Streit"), Marco Ophthalmic, Nikon Inc. Instrument Group
   ("Nikon") and Reichert Ophthalmic Instruments, a division of Leica Inc. ("Reichert/Leica").

        Refractors. A refractor, also known as a phoroptor, is used for exact diagnosis of a person's "refraction acuity." The refractor determines exactly how well a person sees without glasses and what prescription lenses are required to correct that person's vision. A refractor can be categorized as manual (an instrument where lenses are manually adjusted to the patient's needs) or automated (an instrument utilizing microprocessor technology and infrared light to determine a person's refractive error). As automated refractors become more approachable in price and continue to allow for increased efficiencies in diagnosing refractive error, there is a gradual tendency to up-grade to automated technology. In addition, automated refractors provide for hard copy print-outs of refractive measurements and/or provide the ability for the practitioner to transfer refractive measurements to computers through networking. The Company sells manual phoroptors manufactured by Reichert/Leica and Marco Ophthalmic, and automated refractors manufactured by Canon U.S.A., Inc. ("Canon") and Nikon.

        Retinal/Fundus Cameras. A retinal or fundus camera is an instrument with optical components that allows the user to capture images primarily through the posterior portion of the eye utilizing various fields of view and magnifications. Retinal cameras are classified as either mydriatic or non-mydriatic. The non-mydriatic type is utilized without dilation of the patient's pupil and is primarily used for general diagnostic purposes. Mydriatic cameras are used in conjunction with a fluid which causes full dilation of the pupil and allows for larger fields of view for the observation of problems, including tissue degeneration and vein enlargement and/or hemorrhages. Mydriatic cameras offer versatile photographic applications, including external and color fundus photography, fluorescein photography and stereo photography. Images are acquired from retinal/fundus cameras by using film (35mm or Polaroid film), video and/or digital cameras. The Company sells retinal/fundus cameras manufactured by Canon and Nikon.

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

        Keratometers. A keratometer measures the curvature of a patient's cornea. Keratometers are either manual or automated. Automated keratometers utilize micro-processor technology and allow for hard copy print-outs of measurements and/or the transfer of information digitally into a computer. Automated keratometers are also available with a combined autorefraction capability (see "Refractors"), which allows for dual functionality. The Company distributes manual keratometers manufactured by Reichert/Leica and Marco Ophthalmic. The Company distributes automated keratometers manufactured by Canon and Nikon.

        Lensometers. The lensometer is used to measure the curvature of prescribed lenses in order to verify that the lens is appropriate prior to dispensing. Lensometers may be manual or automated. Manual lensometers require greater knowledge of the process and more time for measurements. Automatic lensometers utilize microprocessor technology and allow for hard copy print-outs of measurements and/or the transfer of information digitally. The Company distributes manual and automatic lensometers manufactured by Marco Ophthalmic, Nikon and Reichert/Leica.

        Projection Systems. The Company distributes a range of projection systems which project acuity testing characters (arrangements of letters, numbers and/or symbols) onto a screen in an examination room, including projection systems of standard manual type projectors, automated projectors which utilize microprocessor technology and infrared controls, and projection systems utilizing computer monitors to display the aforementioned testing characters. The Company distributes projection systems manufactured by Reichert/Leica and Marco Ophthalmic, and automated systems by Reichert/Leica, Marco Ophthalmic, Mentor and Nikon.

        Used and Refurbished Equipment. The Company also purchases, and acquires through trade-in, used equipment. After the equipment is checked and, if required, refurbished, the equipment is then re-marketed, providing customers with a lower-priced alternative to new equipment.

        Other. In addition to the above, the Company sells other items such as hand held diagnostic instruments, diagnostic and laser lenses, charts, disposables and parts.

        Technical  Service  and  Support.    Approximately  75%  of  the
   Company's personnel are trained to provide technical service and support for ophthalmic instrumentation. As technology in the ophthalmic marketplace continues to evolve, the Company believes that its ability to provide technical service and support will result in a competitive advantage in the marketplace.

       Marketing

        Sales Representatives. At September 30, 1997, the Company maintained a sales and service force of approximately 22 representatives in locations throughout the United States. It is the sales/service representative's responsibility to follow-up on sales leads provided as a result of past business, marketing efforts and referrals from manufacturers of the equipment that the Company sells. Sales and service personnel are required to complete formal training sponsored by ophthalmic manufacturers and the Company in order to maintain familiarity with the latest technical developments.

        Direct Mail. Beginning in October, 1996, the Company reintroduced its use of direct mailing of catalogs as a method of marketing the equipment and services that the Company provides. The Company had ceased using such a catalog in approximately May, 1995 due to the Company's attention to the reorganization of its operations and fiscal constraints. Since its reintroduction, the Company has mailed approximately 36,000 catalogs to potential customers.

        Trade Shows. The Company attends and exhibits at approximately 15 trade shows or conventions per year including regional and national shows and conventions (including those sponsored by the American Academy of Ophthalmology, American Academy of Optometry and Vision Expo-East & West). The Company has recently reduced the number of trade shows it attends in comparison to past years in response to what the Company believes is a trend in the industry for its customers to attend fewer of the local trade shows in favor of the larger meetings that offer more training sessions, industry updates and larger displays of technology.

   Customers

        The end-user marketplace in the United States for ophthalmic instruments is comprised of different classifications of eye practitioners and a diverse base of institutional private and public health care providers. Sales of the Company are divided approximately equally among the following classifications.

        The Ophthalmologist. The ophthalmologist is a medical doctor specializing in the diagnosis, treatment and care of the eye and related systems. The ophthalmologist may prescribe glasses, contact lenses and medication and perform surgical procedures.

        The Optometrist. An optometrist is a licensed doctor trained in the diagnosis of refractive errors and the diagnosis (and the treatment in some procedures) of diseases of the eye.

        Other Customers. In addition to the eye-care professionals described above that work in individual and group practices, the Company sells to hospitals, hospital groups, medical clinics, health maintenance organizations, surgical centers, universities, teaching colleges, and various state and federal agencies. The Company has also sold product to non-ophthalmic related providers including ear, nose and throat practitioners, dermatologists and plastic surgeons. Such sales, however, comprise a small portion of the Company's revenues and the Company does not currently market its products directly to such providers.

   History

        The Company was incorporated under the laws of the State of Delaware in November 1992 for the purpose of reincorporating Franklin Ophthalmic Instruments Co., Inc., a California corporation ("FOI-California") in the State of Delaware. FOI-California, was incorporated under the laws of the State of California in September 1990. Effective January 1993, FOI-California was merged with and into the Company, thereby effecting said reincorporation in the State of Delaware. Unless otherwise indicated, references made hereinafter to the Company include FOI-California.

        FOI-California was incorporated for the purpose of acquiring the ophthalmic instrument distribution division of Franklin Optical Company ("Franklin Optical"), which was incorporated in the State of California in 1932. Franklin Optical's primary business was operating retail locations in California and Hawaii which dispensed prescription eyeglasses and contact lenses. Franklin Optical also operated an ophthalmic instrument distribution division. In June 1990 and September 1990, respectively, Franklin Optical sold its two lines of business in separate transactions. The ophthalmic instrument distribution division was purchased by the Company. The retail dispensing business was sold by Franklin Optical to a third party and continues to operate in California as Franklin Optical Company. Franklin Optical Company is not affiliated with the Company.

        In July 1993, the Company completed its initial public offering (the "Initial Public Offering") of 1,437,500 Units (the "Units") at an initial offering price of $4.00 per Unit. Each Unit consisted of one share of Common Stock and one warrant to purchase a share of Common Stock at an exercise price of $5.00 per share through July 1998 (collectively, the "Class A Warrants").

        In January 1994, the Company acquired certain of the assets and assumed certain of the liabilities of Progressive Ophthalmic Instruments, Inc., a Florida corporation ("POI"). Shortly thereafter, the Company relocated its operations from Hayward, California to Jacksonville, Florida, where POI was located. In July 1994, the Company acquired all of the issued and outstanding shares of common stock of Midwest Ophthalmic Instruments, Inc., an Illinois corporation ("MOI"). MOI initially operated as a wholly-owned subsidiary and was eventually merged into the Company in March 1995. Shortly after the acquisition, the Company relocated its operations to Romeoville, Illinois.

        Pursuant to or in connection with an agreement dated April 1, 1995 among the Company, Robert A. Davis (the Company's former chief executive officer, chief financial officer, president and a director), and certain partnerships and a trust in which Mr. Davis has an interest, and Michael J. Carroll, James J. Urban and Brian M. Carroll (the "Separation Agreement"), Mr. Davis and Mr. Dallas Talley (another director of the Company), resigned their positions with the Company and Messrs. Michael Carroll and James Urban were elected to fill vacancies on the Company's Board of Directors (the "Board of Directors").

        In January 1995, the new management of the Company commenced its attempt to restructure the Company's operations around the MOI operations acquired by the Company in July 1994, and the Company commenced operating under the trade name Franklin.MOI. Also as part of the restructuring efforts, the Hayward, California facility, the Lawrenceville, Georgia facility and the Jacksonville, Florida facility were closed. Additionally, the Company instituted throughout its sales force compensation structures and other policies similar to those historically used by MOI, which included: (i) the use of sales quotas and scheduling requirements; (ii) a commission structure that contained lower base and higher incentive components;
   (iii) greater accountability for expenses and inventory; and (iv) limits on competitive activities. As a result of the aforementioned changes, approximately 50% of the Company's prior sales representatives terminated their representation of the Company or were dismissed. Some but not all of these representatives have been replaced and, as a result, the Company lost representation in certain geographic areas or with certain accounts previously serviced by it.

        Since the close of the Company's 1996 fiscal year, the Company has completed a restructuring of its bank debt, restructured certain of its trade debt and raised additional equity capital in two private placements. Management of the Company is shifting its attention from financial restructuring to more actively seeking sales growth through the distribution of a direct mail catalog and the addition of sales/service personnel. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --Liquidity and Capital Resources and Outlook."

   Competition

        The distribution of ophthalmic instruments is competitive. The Company has historically competed on the basis of price, service, promptness of delivery, reputation and relationship with customers. The distribution of ophthalmic instruments has historically been accomplished by numerous small, owner-operated distributors located in significant population centers in the country. These distributors sell and service most well-known brands of equipment in relatively small geographical areas and often have long-established relationships with strong loyalties from their clientele. Other than Lombart Instrument Company of Norfolk, Virginia (the largest ophthalmic instrument distributor in the United States) and Essilor Inc. of Greensboro, North Carolina (a company whose primary business is the fabrication of lenses used in eyewear), the Company believes that there is no other ophthalmic distributor with greater sales volume than the Company. Other than Lombart Instrument Company, the Company believes that there is no other company with greater geographical coverage than the Company.

   Backlog

        The Company previously experienced delays in filling customer Orders as a result of cash flow constraints and reduced credit limits from its suppliers. With the completion of the restructuring, and Assuming continuing cooperation from its suppliers, the Company is no longer experiencing any significant backlog.

   Employees

        As of September 30, 1997, the Company employed 32 full-time employees, including 6 management personnel, 4 in accounting & operations, and 22 sales and service representatives. The Company considers its relationship with its employees satisfactory and is not a party to any collective bargaining agreement.

   Government Regulations

         The Company has no knowledge of any governmental regulations which materially adversely affect its business operations.

   Environmental Protection Compliance

        The Company has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. The Company has not expanded any capital to comply with environmental protection statutes, and does not anticipate that such expenditures will be necessary in the future.

   Item 2.  Description of Property

        The Company maintains all executive, administrative, operational and inventory distribution functions in a 19,000 square foot building located in Romeoville, Illinois, a suburb of Chicago, Illinois. The building is rented pursuant to a lease at a rate of $10,240 per month and which will expire on April 30, 2001. The Company also maintains a facility in Jacksonville, Florida which the Company subleases to tenants. The lease and the sublease on the facility in Florida are scheduled to expire in October 1999. The monthly rental under the lease is $5,425 and the sublease which is currently $4,501.

        The Company owns no real estate and does not intend to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities for the foreseeable future.

   Item 3.  Legal Proceedings

        On December 5, 1996, the Company filed a complaint against the accounting and auditing firm of Marinelli & Scott (the Company's predecessor accounting and auditing firm) in the United States District Court for the Northern District of Illinois, Eastern Division (Docket No. 96C 7982), alleging professional malpractice/negligence arising in connection with auditing and accounting services performed by Marinelli & Scott. The Company is seeking damages in excess of $50,000.

        Except for such lawsuit, the Company is not aware of any material pending or threatened litigation to which the Company is or would be a party.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the year ended September 30, 1997, no matters were placed before the stockholders of the Company for consideration.

   PART II

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

        The Company's Units, Common Stock and Class A Warrants are quoted on the OTC Electronic Bulletin board and are traded under the symbols FKLNU, FKLN, and FKLNW, respectively. The Company has outstanding additional warrants to purchase Common Stock which are not publicly traded. See Note 6 to the Financial Statements contained elsewhere herein.

        The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Units, Common Stock and Class A Warrants for the fiscal years ended September 30, 1996, and 1997. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                          Common Stock               Class A Warrants
                        Bid ($)   Asked ($)         Bid ($)      Asked($)
    Period of Quote  High  Low     High  Low    High    Low    High    Low

    Fiscal 1996:
    First Quarter    5/8   1/8      1    7/32   3/100   1/100   3/50   7/200
    Second Quarter   3/4   5/32    7/8   7/32   2/25    1/100   1/10   7/200
    Third Quarter   11/16 15/1    27/32  7/16   9/50    7/200   3/10  11/200
    Fourth Quarter 1-7/25  1/4   1-3/10 11/25  17/100   6/100  23/100  1/10

    Fiscal 1997:
    First Quarter  1-3/8   3/8   1-5/8   7/16    1/5    1/2     13/50   7/100
    Second Quarter   7/8   5/16   1     17/50    9/100  3/100    1/10   7/100
    Third Quarter   11/25  1/4   47/100 27/100   1/20   1/50     7/100  7/200
    Fourth Quarter   1/2   1/4    3/5    7/25    3/100  3/100    2/50   2/50


                                    Units

                                  Bid                     Asked
                            High       Low            High     Low
        Fiscal 1996:
        First Quarter        1/4       1/8            7/8      7/16
        Second Quarter       9/16      1/8          1-1/2      7/16
        Third Quarter        1/2       1/2            5/8      1/2
        Fourth Quarter        1        1/4          1-3/4      3/4

        Fiscal 1997
        First Quarter      1-1/4       1/4         1-15/16     7/8
        Second Quarter      13/16      1/4          1-1/4      7/8
        Third Quarter        1/2       1/4          1-3/16     1/2
        Fourth Quarter       1/2       7/25          22/25    63/100

        At January 12, 1998, there were 208 holders of record of Common Stock and 82 holders of record of Class A Warrants. The foregoing is based in part upon information furnished by Continental Stock Transfer and Trust Company, New York, New York, the transfer agent for the Company's Common Stock and warrant agent for the Class A Warrants.

        There have been no cash dividends paid in fiscal years 1996 and 1997. The Company's Agreement with Harris Trust and Savings Bank ("Harris Bank") includes a covenant prohibiting the distribution of dividends by the Company without the consent of Harris Bank. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION--Liquidity and Capital Resources" and Notes 2 and 3 to the Financial Statements contained elsewhere herein.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

        During fiscal 1997, the Company completed restructuring that began during fiscal 1995 with the consolidation of the Company's  facilities into Romeoville,  Illinois
   (the location of MOI) and a change in management that included the appointment of the Company's current CEO, COO and CFO. The restructuring was completed when the Company: (1) completed a private placement of 2,400,500 units comprised of two shares of Common Stock and one common stock purchase warrant entitling the holder to purchase one share of Common Stock at $1.00 per share within a specified period (collectively, the 'Warrants'), for an aggregate price of $1,200,250; (2) reached agreement with its primary lender, Silicon, in which $3,175,104 in debt owed by the
   Company to Silicon was converted into 2,088,884 shares of the Company's Common Stock; and (3) reached agreements with certain trade creditors pursuant to which such trade creditors: (i) converted an aggregate of approximately $533,000 owed to them into shares of Common Stock at a price of $1.52 per share; (ii) forgave trade debt in the amount of approximately $201,000; and (iii) accepted certain promissory notes (having a maturity date up to twenty-four months from the date thereof and an applicable interest rate of 10%) in payment of additional trade debt totaling $335,000. See Description of Securities _ Class Band Class C Warrants and Notes 2, 3 and 5 of the Financial Statements included elsewhere herein.


       In connection with the restructuring, the Company increased sales and marketing efforts by increasing its sales representation in locations from which the Company had previously withdrawn and reintroducing the direct mailing of catalogs describing the products and services provided by the Company. The Company attributes an increase of 27% and 30% in sales during the third and fourth quarters of fiscal 1997, respectively, over the prior year's comparable quarters to the above referenced increase in sales and marketing efforts.

        In addition, subsequent to fiscal 1997, the Company was able to replace its former credit facility with Silicon with a new credit facility with Harris Trust and Savings Bank which increased the
   Company's credit line from $1.8 million to $2.5 million and the extended of the term of the Company's line of credit to March 31, 2000. See Notes 2 and 3 to the Financial Statements contained elsewhere herein.

   Results of Operations

        Sales increased by $1,098,358 or 13% from $8,469,994 in fiscal 1996 to $9,568,352 for the year ended September 30, 1997. The previously discussed completion of the financial restructuring during the first quarter of fiscal 1997 enabled the Company to increase marketing efforts and expand its sales/service which resulted in sales increases of $513,386 (a 27% increase) and $623,942 (a 30% increase) during the third and fourth quarters of fiscal 1997, respectively versus the prior year's third and fourth quarters were the dominant reasons for the overall increase in sales.

        The Company's gross margin on sales increased from $2,102,251 for fiscal 1996 to $2,675,269 for the fiscal year ended September 30, 1997 primarily as a result of the increase in sales. Gross margin as a percentage of sales increased from 24.8% in fiscal 1996 to 28% in fiscal 1997. The increase in gross margin as a percentage of sales for the fiscal year ended September 30, 1997 is primarily attributable to the rebate programs the Company was able to achieve as a result of increases in sales during the latter part of fiscal 1997, the Company's continued dependence on service revenue, the Company's sales of private labeled products which have historically provided for greater margins, and the completion of the Company's financial restructuring which provided the Company with greater financial ability to purchase greater quantities at lower costs.

        Selling, general and administrative ("SG&A") expenses decreased from $3,147,600 in fiscal 1996 to $2,572,419 in fiscal 1997.
   Although salaries for sales/service representatives increased by approximately 70% from $90,903 during the fourth quarter of fiscal 1996 to $154,637 during the fourth quarter of fiscal 1997 as a result of the addition of new sales/service representatives, the Company was able to reduce SG&A primarily due to the completion of the Company's financial restructuring which among other things, reduced expenses attributed to professional fees.

        Amortization and depreciation expense decreased from $427,955 for the fiscal year ended September 30, 1996 to $307,797 for the fiscal year ended September 30, 1997. The decrease is primarily attributable to the elimination of amortization expense that the Company incurred during fiscal 1996 pertaining to the acquisition of certain software rights.

        Interest Expense decreased from $737,942 for fiscal 1996 to $150,612 for fiscal 1997. The decrease in interest is primarily attributable to the conversion of: i) approximately $3.2 million owed to Silicon; ii) the conversions to equity and/or write-offs of over $735,000 of trade debt; and iii) conversions of approximately $300,000 in certain 9% notes and notes to related parties.
   In connection with the above conversion of debt to equity by Silicon, the Company recorded an accrued restructuring charge of $145,125 which also served to reduce the interest expense reported from November 1996 through July of 1997.

        As a result of the foregoing factors, the Company reported positive earnings before interest, taxes, depreciation and amortization ("EBITDA") and extraordinary items for the fiscal year ended September 30, 1997 of $102,850 versus a loss of $1,043,302 for the prior fiscal year. Although the Company does not represent that the EBITDA is a substitute for GAAP based financials, the Company believes that it is a good measurement of the Company's progress given the amount of income that is offset by amortization expense primarily associated with the acquisition of Midwest Ophthalmic Instruments Co., Inc which took place during the fourth quarter of fiscal 1994. With interest, taxes, depreciation and amortization included, and a gain from restructuring of $2,871,513, the Company reported net earnings of $2,515,954 for the fiscal year ended
   September 30, 1997 versus a net loss of $1,977,939 for the prior fiscal year. As a result of the above, the Company reported a net earnings per share of $.15 for the fiscal year ended September 30, 1997 versus a net loss per share of $.25 for the prior fiscal year.

   Liquidity and Capital Resources

        Cash flow from operations was a negative $1,039,368 and a positive $51,980 in fiscal 1997 and 1996 respectively. The $1,091,348 decrease was primarily attributed to increases in accounts receivable, inventory and prepaid expenses to support the Company's growth, and a reduction of customer deposits and accounts payable. The Company financed the negative cash flows with the proceeds of private placements of securities during the quarters ended December 31, 1996 and June 30, 1997. See Notes 3 and 5 to the Financial Statements included elsewhere herein.

        Until December 30, 1997, the Company's principal credit facility had been a revolving credit facility with Silicon. The line of credit, which was secured by essentially all of the Company's assets, initially provided for borrowings of up to $4,000,000, limited to (i) 80% of the amount of eligible accounts receivable; and (ii) the lesser of $1,500,000 or 50% of the book value of eligible inventories, reduced by trade accounts payable. The line of credit provided for the payment of interest monthly at the rate of 1% over the bank's prime rate for borrowings collateralized by accounts receivable and 3% over the bank's prime rate for borrowings collateralized by inventory. The line of credit was scheduled to mature on February 5, 1995. See Note 3 to the Financial Statements Statements included elsewhere herein.

        The Amended Agreement with Silicon provided a line of credit to the Company with advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base was equal to (i) 80% of the amount of eligible accounts receivable and (ii) 50% of eligible inventories or $1,000,000. The lending rate on the Amended Agreement was 2% over Silicon's prime rate and was payable on a monthly basis.

        During August 1997, the Company and Silicon agreed to an extension of the line of credit to September 30, 1997, which maturity date could be further extended by the Company to February 28, 1998 upon payment of a fee to Silicon and as long as the Company was not in default under the Amended Agreement. The interest rate charged under the Revised Agreement was increased to 3% over Silicon's prime lending rate, increasing to 4% over Silicon's prime lending rate if the Company was still indebted to Silicon at January 1, 1998. In addition the Revised Agreement provided for a loan fee that was payable as follows: (i) $4,000 upon effectiveness of the Revised Agreement; (ii) $6,000 on September 30, 1997 if the Company elected to extend the maturity of the line of credit to February 28, 1998; and (iii) $8,000 on January 1, 1998 in the event that the Company remained indebted to Silicon at such date. The Revised Agreement provided that the Company would be deemed to be in default if it failed to (i) have a net profit of at least one dollar for each of the Company's fiscal quarters, and (ii) have an operating profit of at least one dollar for the Company's fiscal year ending September 30, 1997. For purposes of the Revised Agreement only, operating profit was defined as the Company's earnings before interest, taxes, depreciation, and amortization.

        On December 30, 1997, the Company reached agreement with Harris Trust and Savings Bank ("Harris Bank") of Chicago, Illinois on an Amended and Restated Loan and Security Agreement ("Harris Loan Agreement") in which Harris purchased from Silicon all of Silicon's rights, title and interest in the Company's Revised Agreement with Silicon. The agreement provides for credit facilities comprised of a Revolving Credit Note for an amount up to $2,200,000 ("Revolving Note") and a Secured Promissory Note in the amount of $300,000 ("Promissory Note"). The Revolving Note is secured by all of the Company's assets, and provides for a line of credit comprised of a borrowing base equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. The Revolving Note expires on March 31, 2000.

        The Promissory Note provides for a loan of $300,000 in which principal payments of $3,750 are to commence on February 1, 1998 and continue through March 1, 2000. On March 31, 2000, a final principal payment equal to the entire unpaid principal balance hereof, together with any and all amounts due under the Promissory Note.

        In addition, under the terms of the Harris Loan Agreement, the Company will have the option of borrowing rates on the Revolving Note and the Promissory Note based on either Harris Bank's Commercial Prime Rate plus .5% or the London Interest Based Rate ("LIBOR") plus 3%. The Company was also charged a one time loan origination fee of $15,000. The terms of the loan also include the the personal guarantees of Messrs. Michael J. Carroll, James J. Urban, and Brian
   M. Carroll, the Company's CEO, COO and CFO respectively, for an amount not to exceed $200,000.

        The Harris Loan Agreement includes certain financial covenants as follows: (1) a Consolidated Adjusted Tangible Net Worth such that the Consolidated Tangible Net Worth increases (i) by $200,000 during the period from October 1, 1997 to September 30, 1998, (ii) by $250,000 during the period from October 1, 1998 to September 30, 1999 and (iii) by $250,000 during the period form October 1, 1999 to September 30, 2000; (2) a net book value equal to or greater than $1,450,000 ; and (3) during each fiscal quarter of each Fiscal year show a fixed charge ratio, as defined, of 1.4:1 for the Company's fiscal year ending September 30, 1998 and a ratio of 2.0:1 thereafter.

   Outlook

        The Company intends to grow in the future through the addition of outside sales/service representatives, particularly in more heavily-populated markets in which it currently does not have representation, and the continued distribution of its recently reintroduced direct mail catalog. Based on the Company's experience in distributing catalogs for over 10 years (including the experience of an acquired company), the Company believes that the catalog will:
   (i) supplement the direct sales/service representative(s); (ii) provide sales in territories not geographically represented by the Company; (iii) educate the marketplace as to the latest technology;
   (iv) enhance the Company's name-recognition in the ophthalmic marketplace; and (v) provide an overall source of advertising for the Company.

        The Company believes that certain growth opportunities exist for the Company due to the aging of the population and the continued development of automated/computerized equipment (see "DESCRIPTION OF THE BUSINESS--The Industry") as well as the increase in the large health care organizations versus individual or small group practices. The number of Americans covered by health care organizations increased to 63.3 million people in mid-1996, from 47.3 million in mid-1994, representing an increase from 18% to 24% of the U.S. population. (Source: November 1997 issue of Vision Council of America). As a result, the Company believes that there will be a greater need for ophthalmic instrument companies that can provide sales and service on a national basis. Given the Company's recent increase in geographical coverage, the Company believes that it is one of only a few companies in the industry that would be in a position to fulfill the expanded sales and service requirements of such organizations.

         The Company is currently unable to raise capital through the issuance of additional shares of Common Stock or warrants, options or other securities exercisable for or convertible into shares of Common Stock because of an insufficiency in the number of authorized shares of Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company intends to fund its operations and the expansion of its business through the retention of earnings, if any, and funds from the Harris Line of Credit.

   Inflation

        While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a redcution in the demand for its products; or that inflation will not have an overall effect on the ophthalmic medical instruments market that would have a material affect on the Company.

   Implementation of New Accounting Standards

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts: basic and diluted earnings per share. The Company will adopt this standard when it reports its operating results for the first quarter ending December 31, 1997. When the Company adopts SFAS No. 128, it expects to report the following restated eanrings (loss) per share for the fiscal years ended September 31, as follows:

                                 1997            1996
        Basic                    $.15           ($.25)
        Diluted                  $.15           ($.25)


        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

   ITEM 7.        Financial Statements

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                       INDEX TO FINANCIAL STATEMENTS

                                                           Page

   Report of Independent Certified Public Accountants      F-2

   Balance Sheets                                          F-3

   Statements of Operations                                F-5

   Statements of Cash Flow                                 F-6

   Statements of Stockholders (Deficit) Equity             F-7

   Notes to the Financial Statements                       F-8

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   To the Board of Directors
   of Franklin Ophthalmic Instruments Co., Inc.
   Romeoville, Illinois

        We have audited the accompanying balance sheets of Franklin Ophthalmic Co., Inc. as of September 30, 1996 and 1997 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Ophthalmic Instruments Co., Inc. at September 30, 1996 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

   /s/  BDO Seidman, LLP

   Chicago, Illinois
   January 9, 1998

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                              BALANCE SHEETS
                                  ASSETS

                                       September 30,    September 30,
                                            1996             1997
                                       -------------    -------------
   Current Assets:
      Cash and cash equivalents           $        -      $        -
      Accounts receivable, less
        allowance for doubtful
        accounts of $40,135 and
        $23,438, respectively                720,277         851,574
      Inventory, less valuation
        allowance of $100,000
        and $60,000, respectively          1,356,057       1,583,510
      Prepaid expenses                        19,027         170,787
                                           ---------       ---------
         Total current assets              2,095,361       2,605,871
                                           ---------       ---------

   Property and equipment, at cost:
      Furniture and equipment                 605,638         638,938
      Automobiles and trucks                  119,193         119,193
      Leasehold improvements                  109,408         121,915
                                            ---------       ---------
                                              834,239         880,046
      Less: Accumulated depreciation
      and amortization                        618,394         707,837
                                            ---------       ---------
         Total property and equipment         215,845         172,209
                                            ---------       ---------
   Other assets:
      Deposits                                 13,935          13,903
      Intangible assets, net of
      accumulated amortization of
      $706,623 and $924,978, respectively   2,272,271       2,053,916
                                            ---------       ---------
         Total other assets                 2,286,206       2,067,819
                                            ---------       ---------
         Total assets                      $4,597,412      $4,845,899
                                           ==========      ==========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL
                    PART OF THESE FINANCIAL STATEMENTS.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                             BALANCE SHEETS
                                (CONTINUED)
              LIABILITIES AND STOCKHOLDERS'  (DEFICIT) EQUITY

                                        September 30,  September 30,
                                            1996          1997
                                        -------------  -------------
   Current liabilities:
      Bank overdrafts                     $   55,597     $   95,309
      Current portion of long-term debt      567,395        157,127
      Accounts payable                     1,180,475      1,075,382
      Notes payable to bank                4,375,304              -
      Current portion of capitalized
      lease obligations                       16,125         18,314
      Deposits                               429,844        114,839
      Accrued liabilities                    859,279        259,089
      Notes payable to related parties       215,188              -
                                           ---------      ---------
         Total current liabilities         7,699,207      1,720,060
                                           ---------      ---------
   Long-term debt:
      Notes payable to bank, long term             -      1,659,314
      Long-term debt, less current portion    93,722              -
      Capitalized lease obligations,
      less current portion                    30,695         12,382
                                           -------        ---------
         Total long-term debt                124,417      1,671,696
                                           ---------      ---------
         Total liabilities                 7,823,624      3,391,756
                                           ---------      ---------
   Stockholders' (deficit) equity:
      Common stock: $0.001 par value;
      authorized 25,000,000 shares;
      9,544,810 issued and outstanding
      at September 30, 1996 and 19,583,378
      issued and outstanding at
      September 30, 1997                       9,545         19,583
      Additional paid-in capital           8,868,577     11,022,940
      Accumulated deficit                (12,104,334)    (9,588,380)
                                         ------------    -----------
         Total stockholders' (deficit)
         equity                           (3,226,212)     1,454,143
                                         ------------    -----------
         Total liabilities and
         stockholders' (deficit) equity   $4,597,412     $4,845,899
                                         ============    ===========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL
                    PART OF THESE FINANCIAL STATEMENTS.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                         STATEMENTS OF OPERATIONS

                                         For the year ended
                                            September 30,


                                        1996              1997
                                        ----              ----

   Sales                               $8,469,994      $9,568,352

   Less:
     Cost of Sales                      6,367,743       6,893,083
     Selling, general and
     administrative expenses            3,147,600       2,572,419
     Amortization and depreciation        427,955         307,797
                                       -----------     -----------
   Loss from operations                (1,473,304)       (204,947)
                                       -----------     -----------

   Other income (expenses):
      Interest income                          54               -
      Interest expense                   (737,942)       (150,612)

      Other  expense                        1,993               -
                                       -----------     -----------

         Other expense, net              (735,895)       (150,612)
                                       -----------     -----------

   Loss before extraordinary item      (2,209,199)       (355,559)

   Extraordinary item, gain
   from debt restructuring                231,260       2,871,513
                                      ------------    ------------
   Net (loss) income                  $(1,977,939)     $2,515,954
                                      ============    ============
   Loss (income) per common share:

     Loss before extraordinary             $(0.28)         $(0.02)
   item
                                      ============    ============
      Net ( loss) income                   $(0.25)          $0.15
                                      ============    ============
      Weighted average number
   of common shares outstanding         7,854,393      16,719,389
                                      ============    ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL
                    PART OF THESE FINANCIAL STATEMENTS.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          STATEMENT OF CASH FLOWS

                                            For the year ended
                                               September 30,
                                            1996         1997
   Cash flows from operating
   activities:
      Net (loss) income                  $(1,977,939)  $ 2,515,954
      Adjustments to reconcile net
      (loss) income to net cash used
      in operating activities:
         Depreciation                        103,351        89,443
         Amortization                        324,604       218,354
         Gain from debt restructuring       (231,260)   (2,871,513)
         Professional service performed
         in exchange for common stock        312,374             -
         Changes in current assets and
         liabilities:
            Accounts receivable              610,907      (131,297)
            Inventory                      1,189,883      (227,453)
            Prepaid expenses                   9,269      (151,759)
            Other assets                      14,363            32
            Deposits                          70,083      (315,005)
            Accounts payable, trade and
            accrued liabilities             (373,655)     (166,124)
         Net cash provided by (used in)
         operating activities                 51,980    (1,039,368)
                                           ---------    -----------
   Cash flows from investing activities:
     Acquisition of equipment                (6,331)       (45,807)
                                           ---------    -----------
      Net cash used in investing activities  (6,331)       (45,807)
                                           ---------    -----------
   Cash flows from financing activities:
      (Decrease) increase in bank
      overdrafts                           (195,481)        39,712
      Payments on capital leases            (21,053)       (16,124)
      (Decrease) in borrowings under
      line of credit                        (20,822)      (142,686)
      Net proceeds from issuance of
      common stock                             -         1,365,263
      Increase (decrease) in long-term debt   4,198       (160,990)
      Repayment of debt                     (27,679)             -
      Proceeds from issuance of
      Promissory notes-related party        215,188              -
                                          ---------      ---------
        Net cash (used in) provided by
         financing activities               (45,649)     1,085,175
                                          ---------      ---------
   Net change in cash                             -              -
                                          ---------      ---------
   Cash and cash equivalents at
    beginning of year                             -              -
                                          ---------      ---------
   Cash and cash equivalents
    end of year                           $       -      $       -
                                          =========      =========
   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
               STATEMENTS OF STOCKHOLDER'S (DEFICIT) EQUITY

                              Common stock                          Total
                    par value $0.001    Additional              Stockholder's
                      Number of          paid-in                    Equity
                       shares    Amount  capital     Deficit      (deficit)
BALANCE,
September 30, 1995   7,656,025 $ 7,656 $ 8,240,020 $(10,126,395) $(1,878,719)


Issuance of stock for
  services              16,500      17     12,358            -        12,375
Issuance of stock for
  services (Note 6)    600,000     600    299,400                    300,000
Conversion of
  accounts payable
  (Note 5)             102,285     102     25,469                     25,571

Conversion of
  shareholder notes    720,000     720    179,280                    180,000
  payable (Note 4)
Conversion of 9%
  notes (Note 5)       450,000     450    112,050                    112,500
   Net loss                                         (1,977,939)   (1,977,939)

BALANCE,             ---------   -----  ---------   -----------   -----------
September 30, 1996   9,544,810   9,545  8,868,577  (12,104,334)   (3,226,212)

Private placements-
  quarter ended
  12/31/96 (Note 6)  4,801,000   4,801  1,195,449                  1,200,250
Conversion of notes
  payable (Note 5)     248,684     248     61,923                     62,171
Silicon conversion
 of bank debt
 (Note 2,3,6)        2,088,884   2,089    520,132                    522,221
Private placement-
  quarter ended
  6/30/97 (Note 6)   2,900,000   2,900    577,100                    580,000
Offering costs of
  private placements                     (200,241)                  (200,241)
 Net income                                          2,515,954     2,515,954
                     ---------   -----   ---------  ----------     ----------
BALANCE,
 September 30, 1997 19,583,378  19,583  11,022,940  (9,588,380)    1,454,143
                    ==========  ======  ==========  ===========    =========
                  THE ACCOMPANYING NOTES ARE AN INTEGRAL
                    PART OF THESE FINANCIAL STATEMENTS.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                       NOTES TO FINANCIAL STATEMENTS

        1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)  Nature of Business

         Franklin Ophthalmic Instruments Co., Inc. (the "Company"), located in Romeoville, Illinois, is engaged in the national retail sale of ophthalmic instruments which are marketed to doctors, hospitals, universities and the military through the use of catalogs and outside sales representatives. The Company's principal markets are located in the Midwest, Southeast and the West Coast of the United States. The Company's operations involve granting credit to local, regional and national medical practices, hospitals, universities and to the military. Concentrations of credit risk are limited by the large number of entities comprising the Company's customer base and the geographic diversity of the Company's customers. The Company operates under the trade name "Franklin MOI".

        (B)  Use of Estimates

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

        (C)  Inventories

        Inventories consisting of new equipment, used equipment and parts, are valued at the lower of cost (using the first in first out method) or market.

        (D)  Property and Equipment

        Property and equipment are recorded at cost. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease terms.

        (E)  Intangible Assets

        Intangible assets consist primarily of goodwill, which represent the excess of cost over fair market value of net assets acquired in the purchase of Midwest Ophthalmic Instruments Co., Inc. ("MOI"), and are being amortized on the straight line method over 15 years.

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

        Amortization expense related to intangible assets was $324,604 for the year ended September 30, 1996 and $218,354 for the year ended September 30, 1997.

        (F)  Income Taxes

        The Company provides for deferred taxes on the difference between the financial reporting and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109.

        (G)  Net Income/(Loss) per Share

        Net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding. Outstanding common stock options, warrants and shares of common stock issuable upon the conversion of outstanding convertible debentures have been excluded from the computation of net loss per share as their effect would be anti-dilutive.

        (H)  Cash and Cash Equivalents

        The Company considers all highly liquid investments that have maturity of three months or less on the date of purchase to be cash equivalents.

        (I)  Financial Instruments

        Financial instruments which potentially subject the Company to concentrations of risk consist principally of accounts receivable. The accounts receivable are from numerous entities located
   throughout  the  United  States  and  the    associated credit risks
   are limited.   The carrying values  reflected
   in the balance sheet at September 30, 1997 reasonably approximate the fair values for accounts receivable and payable.

        (J)  Revenue Recognition

        The Company recognizes revenue and the related costs when merchandise is shipped.

        (K)  Advertising

        Advertising costs are expensed as incurred and included in "selling, general and administrative expenses". Advertising expenses amounted to approximately $44,000 in fiscal 1996 and approximately $57,000 in fiscal 1997.

        (L)  Reclassifications

        Certain reclassifications have been made to prior year for consistency purposes.

        (M)  Recent Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts: basic and diluted earnings per share. The Company will adopt this standard when it reports its operating results for the first quarter ending December 31, 1997. When the Company adopts SFAS No. 128, it expects to report the following restated earnings (loss) per share for the fiscal years ended September 31, as follows:
                                 1997           1996
        Basic                    $.15           ($.25)
        Diluted                  $.15           ($.25)


        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

        2.   RESTRUCTURING

        During the first quarter of fiscal 1997, the Company completed a restructuring that began during fiscal 1995 with the consolidation of the Company's facilities into Romeoville, Illinois (the location of MOI) and a change in management that included the appointment of the Company's current CEO, COO and CFO. During the fourth quarter of fiscal 1996, the Company reached agreements with Silicon, its primary
   trade  creditors  and  certain   of  its  debtholders  for   the
   restructuring of some  of the  Company's outstanding  debt.   In
   addition, the Company was able to raise $1,200,250 and $580,000 through the private placements of equity in the first and third quarters of fiscal 1997 respectively.

             Pursuant to the agreement with Silicon, during the first quarter of fiscal 1997 approximately $3.2 million owing to Silicon was converted into shares of the Company's Common Stock at a conversion rate of $1.52 per share and the remaining $1.8 million owing to Silicon was transferred into a new credit facility. In connection with the restructuring of trade debt during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997: (i)
   $533,000 of trade debt was converted to stock in the Company at a rate of $1.52 per share; (ii) $201,000 was forgiven; and (iii) approximately $335,000 was converted to promissory notes with terms of up to 24 months. The debt restructuring resulted in extraordinary gains of $231,260 and $2,871,513 for the fiscal years ended 1996 and 1997, respectively.


        3.   NOTES PAYABLE - BANK

        Until December 30, 1997, the Company's principal credit facility had been a revolving credit facility with Silicon. The line of credit, which was secured by essentially all of the Company's assets, initially provided for borrowings of up to $4,000,000, limited to (i) 80% of the amount of eligible accounts receivable; and (ii) the lesser of $1,500,000 or 50% of the book value of eligible inventories, reduced by trade accounts payable. The line of credit provided for the payment of interest monthly at the rate of 1% over the bank's prime rate for borrowings collateralized by accounts receivable and 3% over the bank's prime rate for borrowings collateralized by inventory. The line of credit was scheduled to mature on February 5, 1995. See Note 3 to the Financial Statements included elsewhere herein.

        The Amended Agreement with Silicon provided a line of credit to the Company with advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base was equal to (i) 80% of the amount of eligible accounts receivable and (ii) 50% of eligible inventories or $1,000,000. The lending rate on the Amended Agreement was 2% over Silicon's prime rate and was payable on a monthly basis.

        During August 1997, the Company and Silicon agreed to an extension of the line of credit to September 30, 1997, which maturity date could be further extended by the Company to February 28, 1998 upon payment of a fee to Silicon and as long as the Company was not in default under the Amended Agreement. The interest rate charged under the Revised Agreement was increased to 3% over Silicon's prime lending rate, increasing to 4% over Silicon's prime lending rate if the Company was still indebted to Silicon at January 1, 1998. In addition the Revised Agreement provided for a loan fee that was payable as follows: (i) $4,000 upon effectiveness of the Revised Agreement; (ii) $6,000 on September 30, 1997 if the Company elected to extend the maturity of the line of credit to February 28, 1998; and (iii) $8,000 on January 1, 1998 in the event that the Company remained indebted to Silicon at such date. The Revised Agreement provided that the Company would be deemed to be in default if it failed to (i) have a net profit of at least one dollar for each of the Company's fiscal quarters, and (ii) have an operating profit of at least one dollar for the Company's fiscal year ending September 30, 1997. For purposes of the Revised Agreement only, operating profit was defined as the Company's earnings before interest, taxes, depreciation, and amortization.

        On December 30, 1997, the Company reached agreement with Harris Trust and Savings Bank ("Harris Bank") of Chicago, Illinois on an Amended and Restated Loan and Security Agreement ("Harris Loan Agreement") in which Harris purchased from Silicon all of Silicon's rights, title and interest in the Company's Revised Agreement with Silicon. The agreement provides for credit facilities comprised of a Revolving Credit Note for an amount up to $2,200,000 ("Revolving Note") and a Secured Promissory Note in the amount of $300,000 ("Promissory Note"). The Revolving Note is secured by all of the Company's assets, and provides for a line of credit comprised of a borrowing base equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. The Revolving Note expires on March 31, 2000.

        The Promissory Note provides for a loan of $300,000 in which principal payments of $3,750 are to commence on February 1, 1998 and continue through March 1, 2000. On March 31, 2000, a final principal payment equal to the entire unpaid principal balance hereof, together with any and all amounts due under the Promissory Note.

        In addition, under the terms of the Harris Loan Agreement, the Company will have the option of borrowing rates on the Revolving Note and the Promissory Note based on either Harris Bank's Commercial Prime Rate plus .5% or the London Interest Based Rate ("LIBOR") plus 3%. The Company was also charged a one time loan origination fee of $15,000. The terms of the loan also include the the personal guarantees of Messrs. Michael J. Carroll, James J. Urban, and Brian
   M. Carroll, the Company's CEO, COO and CFO respectively, for an amount not to exceed $200,000.

        The Harris Loan Agreement includes certain financial covenants as follows: (1) a Consolidated Adjusted Tangible Net Worth such that the Consolidated Tangible Net Worth increases (i) by $200,000 during the period from October 1, 1997 to September 30, 1998, (ii) by $250,000 during the period from October 1, 1998 to September 30, 1999 and (iii) by $250,000 during the period form October 1, 1999 to September 30, 2000; (2) a net book value equal to or greater than $1,450,000 ; and (3) during each fiscal quarter of each Fiscal year show a fixed charge ratio, as defined, of 1.4:1 for the Company's fiscal year ending September 30, 1998 and a ratio of 2.0:1 thereafter.

        As a result of the agreement with Harris Bank, the Company's notes payable to bank have been classified as long-term debt at September 30, 1997.


        4.   SHORT TERM DEBT - RELATED PARTY

        In September 1995, Michael J. Carroll and James J. Urban, the Company's President/Chief Executive Officer and Senior Vice President/Chief Operating Officer, respectively, loaned an aggregate of $100,000 to the Company in exchange for 90-day promissory notes. In addition, Linda Zimdars, a member of the Company's board of directors, loaned $100,000 to the Company in exchange for 90-day promissory notes. The notes to Ms. Zimdars were personally guaranteed by Messrs. M. Carroll and Urban. The interest rate on the above notes was 15% per annum. In December 1995, a payment of $10,000 was made on the note to Messrs. Carroll and Urban and a payment of $10,000 was made on the note to Ms. Zimdars. In April 1996, the notes were amended to extend their maturity to July 1, 1996, and in September 1996, the notes were converted to Common Stock in the Company at the conversion rate of $.25 per share.

        In December 1995, the Company borrowed an additional $280,000 under 60-day promissory notes bearing interest at 6% per annum and note origination fees of $17,000 (6%). Of the aggregate of $280,000:
   (i) $50,000 was borrowed from each of Michael Carroll and James Urban; (ii) $80,000 was borrowed from Ms. Zimdars; and (iii) $100,000 was borrowed from Tiger Eye Capital , L.L. C. ("Tiger Eye"). The notes were repaid in February 1996. Tiger Eye had consulting agreements with the Company which provided for the issuance of 600,000 shares of common stock in connection with the rendering of investor and public relations services.

        In February 1996, the Company borrowed $150,000 from Messrs. Carroll and Urban, and Ms. Zimdars under 24-day promissory notes bearing interest at the rate of 1% per annum above the prime lending rate in effect from time to time. A loan origination fee of 3% was also paid. Of the aggregate of $150,000, $50,000 was borrowed from each of Messrs. Carroll and Urban, and Ms. Zimdars. In March 1996, a payment of $12,500 was made to each of Messrs. Carroll and Urban, and in May 1996, the balance of the notes to Messrs. Carroll and Urban were repaid. The note to Ms. Zimdars was repaid in May 1996.

        During August of 1996, the Company borrowed $215,188 from an individual under a 30 day promissory note bearing interest at 10% per annum and a note origination fee of 6,450. In October, the note was converted to 860,752 shares of common stock in the Company as participation in the Company's Private Placement offering which commenced on October 1, 1996. In addition, warrants exercisable for
   $1.00 were also issued as part of the participation in the aforementioned Private Placement offering.


        5.   LONG-TERM DEBT

        Long-term debt consists of the following:
                                                      September 30,
                                                  1996            1997
    Notes Payable collateralized by automobiles
    and trucks, with interest rates between
    4.8% and 9.3%, principal and interest
    payable monthly, due on or before
    September 1998                                 $16,161       $ 4,668

   9% notes payable                                 25,000             -

   10% trade creditor promissory note payable
    monthly through October 1998                   540,000        97,421

   10% trade creditor promissory note payable
    monthly from December 1996 through
    November 1998 of which $14,567
    represents amounts for deferred interest.      79,956         55,038
                                                ---------        -------
   Total long-term debt                           661,117        157,127

   Less current portion                           567,395        157,127
                                                ---------      ---------
   Long-term debt, less current portion         $  93,722      $       -
                                                =========      =========

        During August of 1996, the Company reached agreement with a trade creditor in which of the $222,104 owed, $66,631 would be converted to a 24 month promissory note with simple interest at 10%, and the balance, $155,473 would be converted into 102,285 shares of the Company's Common Stock (a conversion rate of $1.52 per share). In November of 1997, the Company reached agreement with another trade creditor in which of the $540,000 owed, $162,000 would be converted into 248,684 shares of the Company's Common Stock (a conversion rate of $1.52 per share). See Note 6 to the Financial Statements included elsewhere herein.

        In September 1996, in connection with the Company's debt restructuring, the Company elected to provide a conversion rate on certain 9% Notes from a private debt issuance during fiscal 1994, such that the amounts outstanding under the 9% Notes could be converted at the rate of $.25 per share (the rate at which the Company commenced a Private Placement of Equity in the Company on October 1, 1996). In connection with the above, $112,500 was converted to shares of the Company's common stock at a rate of $.25 per share (the same pro rata price as sold in the Company's private placement) during the fourth quarter of fiscal 1996.

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

        6.   STOCKHOLDERS' EQUITY

        (A) Common Stock and Common Stock Warrant Transactions (the "Securities Transactions")

        In addition to the securities transactions described in Notes 2, 3, 4 and 5 above, the following occurred during fiscal 1996 and 1997:

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

        In July 1996, pursuant to the terms of a consulting agreement, as amended, between the Company and Tiger Eye, the Company issued 600,000 shares of the Company's common stock to Tiger Eye. As a result of the above, the Company recorded an expense of $300,000 during the fourth quarter of fiscal 1996.

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

        The Company entered into an agreement on April 11, 1997, which was amended on May 8, May 9, and May 11, 1997 (the "Investment Agreement"), with Prinz-Franklin L.L.C., an Illinois limited liability company ("Prinz"), pursuant to which the Company agreed to sell to Prinz up to 3,000,000 shares of Common Stock at a price of $0.20 per share. The Investment Agreement granted Prinz piggyback registration rights with respect to the shares of Common Stock so purchased. Pursuant to such piggy-back registration rights, any shares of Common Stock which Prinz elects to include in a registration statement of the Company shall be held in escrow during the effective period of such registration statement until the following conditions are met: (i) 25% of the shares purchased may not be sold or released from escrow until the closing price of the Company's Common Stock is equal to or greater than $0.75 per share for five consecutive trading days; and
   (ii) the remaining common stock may not be sold or released from escrow until the closing price of the Company's Common Stock is equal to or greater than $1.25 per share for five consecutive trading days. Such escrow restrictions shall terminate at the earlier of the time the common stock sold to Prinz is exempt under Rule 144 as promulgated under the Securities Act of 1933, as amended, or one year from the date of each purchase of the respective shares. In addition, the Investment Agreement provided for the issuance to Prinz of warrants to purchase up to 400,000 shares of Common Stock at a price of $1.00 per share within a period of four years from issuance of the applicable warrants. During the quarter ended June 30, 1997, Prinz had purchased 2,900,000 of the shares of Common Stock for $580,000 and was granted warrants to purchase 400,000 additional shares of Common Stock. The Investment Agreement also provided for the appointment of John Prinz to the Board of Directors of the Company.

        In connection with the Company's restructuring of the Silicon debt during the quarter ended December 31, 1996, the Company agreed to issue an additional 1,767 shares of Common Stock in August of 1997 to reconcile the amount of interest that was accrued up to the date of the effectiveness of the Silicon conversion in November of 1996.

        In accordance with anti-dilution rights of Class A Warrants that were issued during the Company's Initial Public Offering in July 1993, the exercise price for the Class A Warrants has been reduced from its original level of $5.00 per share of Common Stock to $2.30 per share, and the aggregate number of shares of Common Stock issuable upon exercise of such warrants has been increased from 2,062,500 to 4,487,740. As a consequence of the increase in the number of shares issuable upon the exercise of the Class A Warrants, the Company no longer has sufficient shares of Common Stock authorized to provide for the exercise of all of the outstanding common stock purchase warrants and options. To remedy this situation, Michael J. Carroll and James J. Urban, the Company's chief executive officer and chief operating officer respectively, have agreed to surrender to the Company for redemption that number of shares of Common Stock equal to any such Stock Deficiency up to an aggregate amount of 2,450,000 shares. In the event that an amount of warrants is exercised such that a Stock Deficiency is created,the Company will use the proceeds from such exercise of warrants to fund the buy back of stock from Messrs. M. Carroll and Urban. The price per share paid to Messrs. Carroll and Urban will equal the exercise price per share under the common stock purchase warrants or options the exercise of which results in such deficiency, with the result that the Company will receive no net benefit from the exercise of the warrants or options. Until such shares are redeemed, if at all, they will remain the property of Messrs. Carroll and Urban, although certificates representing the shares will be held in the custody of the Company. The agreement terminates upon the earlier to occur of (i) the effectiveness of any amendment to the Company's certificate of incorporation increasing the authorized shares of Common Stock sufficient to eliminate any potential Stock Deficiency or (ii) the expiration of a sufficient number of common stock purchase warrants and/or options in an amount sufficient to eliminate any potential Stock Deficiency.

        (B)  Outstanding Stock Purchase Warrants

   Class A Warrants. A total of 2,062,500 Class A Warrants were issued and outstanding atSeptember 30, 1997. The Class A Warrants were issued as part of the Units in the Company's Initial Public Offering. Each Class A Warrant originally entitled the holder thereof to purchase one share of Common Stock at a price of $5.00 per share until July 23, 1998. However, the warrant agreement pertaining to the Class A Warrants (the "Warrant Agreement") contains certain anti-dilution provisions, which have been triggered by subsequent sales by the Company of shares of Common Stock at less than "fair market value" as defined in the Warrant Agreement. These anti-dilution provisions both reduce the exercise price of the Class A Warrants and increase the number of shares of Common Stock that may be purchased on the exercise of the Class A Warrants. As of the date hereof, the exercise price of the Class A Warrants is $2.30 per share, and the total number of shares of Common Stock that may be purchased upon the exercise of all Class A Warrants is 4,487,740.
   Each  Class A Warrant is  redeemable by   the
   Company, at its option, for $0.10 per warrant, at any time upon delivery by the Company of 30 days prior written notice, if the last sale price, or the average of the bid and asked prices, per share of Common Stock, as reported by the principal exchange on which the Common Stock is then traded, NASDAQ, the OTC Electronic Bulletin Board or the National Quotation Bureau Incorporated, as the case may be, equals or exceeds $6.00 per share for 20 consecutive trading days ending within 15 days prior to the date of the notice of redemption. Upon delivery by the Company of 30 days written notice to all holders of the Class A Warrants, the Company will have the right, subject to compliance with Rule 13e-4 under the Securities Exchange actof 1934, as amended (the 'Exchange Act'), and the filing of Schedule 13E-4, to reduce the exercise price and/or extend the term of the Class A Warrants.

        Class B and Class C Warrants. A total of 2,156,500 Class B Warrants and 244,000 Class C were issued and outstanding at September 30, 1997. The Class B Warrants were issued on November 25, 1996, and the Class C Warrants were issued on December 30, 1996, each as part of a unit offered in a private placement consisting of two shares of Common Stock and one common stock purchase warrant Each Class B Warrant and Class C Warrant entitles the holder thereof to purchase one share of Common Stock at a price of
   $1.00 per share between 6 months and 18 months after the issuance date. Each Class B Warrant and Class C Warrant is redeemable by the Company, at its option, for $0.10 per warrant, at any time after September 30, 1997 upon delivery by the Company of 30 days prior written notice, if the closing bid price per share of Common Stock, as reported by the principal exchange on which the Common Stock is then traded, NASDAQ, the OTC Electronic Bulletin Board or the National Quotation Bureau Incorporated, as the case may be, equals or exceeds $3.00 per share for 20 consecutive trading days ending within 15 days prior to the date of the notice of redemption.

        Other Warrants. In addition to the Class A Warrants, Class B Warrants and Class C Warrants, there are also outstanding: (a) 44,119 warrants issued to Silicon in connection with certain renewals or modifications of the Company's lines of credit, exercisable on or before March 31, 2000 at a price of $0.50 per share; (b) 400,000 warrants issued to Prinz-Franklin, L.L.C. in connection with a private placement during the third quarter of fiscal, with 200,000 exercisable on or before April 10, 2001 and 200,000 exercisable on or before May 10, 2001 at a price of $1.00 per share, (c) a warrant to purchase 25,000 shares of Common Stock issued to Linda S. Zimdars, a director of the Company, and a warrant to purchase 25,000 shares of Common Stock issued to Dwayne Podgurski, a former employee of the Company, both exercisable at a price of $1.00 per share until December 1997 and (d) 125,000 warrants issued to the underwriter in connection with the initial public offering by the Company exercisable at a price of $5.00 per share until July 23, 1998.


        The following sets forth the common stock purchase warrants outstanding which were exercisable as of September 30, 1997:

        Shares Obtainable        Per Share                Exerciseable
        on Exercise              Exercise Price           Through

        44,119                   $.50                     March 2000

        50,000                   $1.00                    December 1997

        2,156,500                $1.00                    May 1998

        244,000                  $1.00                    June 1998

        4,487,740                $2.30                    July 1998

        200,000                  $1.00                    April 2001

        200,000                  $1.00                    May 2001


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

        In December 1993, the Company's board of directors, adopted (subject to shareholder approval which was subsequently obtained) the Franklin Ophthalmic Instruments Inc., Inc. 1994 Combined Stock Option and Appreciation Rights Plan (the "1994 Plan"). The 1994 Plan was also amended to conform with state securities laws. The shareholders approved the adoption of the 1994 Plan and its amendments at the annual shareholders' meeting held on March 11, 1994.

        The terms and conditions of the 1994 Plan are substantially identical to those of the 1994 Plan with the following two significant differences: (i) the number of shares of Common Stock available to purchase through the grant of options and rights under the 1994 Plan aggregates 330,000; and (ii) directors who are not also employees are not eligible to participate in the 1994 Plan.

         The following sets forth the activity for the 1993 Plan and the 1994 Plan for fiscal 1996 and 1997:

                             1993 Plan                      1994 Plan
                        Shares      Exercise Price    Shares    Exercise Price
   Outstanding at
    September 30, 1995  90,000    $  .75-4.625       96,000     $2.625-3.19

   Fiscal 1996
        Granted         30,000    $     .50                -               -
        Forfeited            -            -           28,500     $2.625-3.19
   Outstanding at
    September 30, 1996 120,000    $  .50-4.625        67,500     $2.625-3.19
                       -------    ------------        ------     -----------
   Fiscal 1997
        Granted              -    $       -                -               -
        Forfeited            -            -           14,000     $      3.19
   Outstanding at      -------    -------------       ------     -----------
    September 30, 1997 120,000    $   .50-4.625       53,500     $2.625-3.19

   All outstanding options reflected above are currently exercisable.

        Options issued subsequent to January 1, 1996 have been issued to non-employee directors and are not material under the provisions of SFAS No. 123.

        7.   INCOME TAXES

        The following sets forth the deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities:

                                                   September 30,
                                                1996           1997
        Deductible temporary differences
        Net operating loss carryforwards      $3,700,000      $2,874,000
        Allowance for doubtful accounts           16,000          10,000
        Valuation reserve for inventory
         obsolescence                             40,000          24,000
        Valuation allowance for deferred
          tax assets                          (3,756,000)     (2,908,000)
                                              -----------     -----------
             Net deferred tax asset           $        -      $        -
                                              -----------     -----------
        The valuation allowance was revised during 1997 as net operating loss carryforwards were utilized to offset taxable income.

        As of September 30, 1997, the Company has net operating loss carryforwards of $7,100,000 which may be used to reduce taxable income and income taxes in future years. The availability of certain operating loss carryforwards to offset future years' taxable income is subject to certain limitations due to changes in the Company's
   ownership  during the  year  ended September 30, 1993.   The
   carryforwards  expire from  fiscal 2007  to  fiscal 2009.

        8.   COMMITMENTS AND CAPITAL LEASE OBLIGATIONS

        The Company leases office, warehouse and service facilities under operating leases through 2001. Rent expense (net of sublease income) was $157,411 for the year ended September 30, 1996 and $112,696 for the year ended September 30, 1997.

         Future obligations under the non-cancelable operating leases with initial remaining terms in excess of one year at September 30, 1997 are as follows:


        Year Ending         Minimum               Minimum
        September 30,    Rental Payments      Sublease Income      Net

        1998                  185,955              55,464        130,491
        1999                  185,955              56,907        129,048
        2000                  126,522               4,833        121,689
        2001                   70,653                  -          70,653
                             --------            --------       --------
        Total                $569,085            $117,204       $451,881


        The Company leases equipment under capital lease financing arrangements. Amortization expense associated with the equipment leases for the years ended September 30, 1996 and 1997 was $15,974 and $15,794, respectively.


        Future minimum capital lease payments are as follows:

         Year ending September 30,                   Amount
         -------------------------                   -------
                  1998                               $21,109
                  1999                               $13,013
                                                     -------
             Total before interest deduction         $34,122
             Less amount representing interest       $ 3,397
             Capital lease obligations               $30,725
                                                     =======

        9.   STATEMENT OF CASH FLOWS

                                                For the year
                                             ended September 30,
                                               1996        1997
                                               ----        ----
   Supplemental disclosure of cash flow information:
   Cash paid during the period for
        Interest                           $400,846       $331,569
        Income taxes                       $  3,000       $      -

   Supplemental schedule of non-cash
    investing and financing activities:

       Note payable issued to vendor for
       trade debt from inventory purchases $  66,631      $      -

       Common stock issued in connection
       with the conversion of debt           318,071       799,138
        Common stock for services            312,374             -
                                           -----------    ---------
        Total non-cash investing and
             financing activities           $697,076      $799,138
                                           =========      ==========

        10.  RELATED PARTY TRANSACTIONS

         The Company has an agreement with a sole proprietorship owned by a member of the board of directors, to provide consulting services. Fees paid to this sole proprietorship during fiscal 1996 and 1997 were $21,000 and $24,250 respectively.

        11.   EMPLOYEE BENEFIT PLAN

        The Company established a profit-sharing 401(k) plan in May 1997, for the benefit of substantially all of its employees. The plan allows employee contributions under a deferred compensation arrangement (401 (k)). The plan provides for employer discretionary profit-sharing contributions. There were no company contributions for the fiscal year ended September 30, 1997. The year end for the plan is based on a calendar year.



   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

   PART III

   Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Directors and Executive Officers

        The following table sets  forth the names,  ages and   positions
   held with respect to each director and executive officer of the Company as of September 30, 1997:

        Name                    Age   Position with the Company

        Michael J. Carroll       58   President, Chief Executive
                                      Officer and Director

        James J. Urban           60   Senior Vice President, Chief
                                      Operating Officer and Director

        Brian M. Carroll         34   Vice-President and Chief
                                      Financial Officer

        Philip G. Winters        48   Director

        Linda S. Zimdars         35   Secretary and Director

        John Prinz               35   Director


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

        James J. Urban was appointed Senior Vice President and Chief Operating Officer effective January 1, 1995 and Chairman of the Board of Directors upon the resignation of Dallas Talley on April 1, 1995. Prior to joining the Company, Mr. Urban, along with Mr. Michael Carroll, was stockholder/founder of MOI, until July 1994 when all of the outstanding capital stock of MOI was acquired by the Company. Mr. Urban served as President of MOI from its incorporation in 1982. Prior to the inception of MOI, Mr. Urban held various executive positions with several ophthalmic instrument distribution companies.

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

        Linda S. Zimdars has been a director and Secretary of the Company since June 1992. Currently, Ms. Zimdars operates a management consulting practice specializing in business reorganization and sales and marketing management. Ms. Zimdars serves as a consultant to the Company. See "Consulting and Other Arrangements" below. Prior to 1995, Ms. Zimdars was Vice President and Branch Manager of Redwood Bank, with whom the Company had a banking relationship from 1984 until approximately April 1995.

        John Prinz became a director of the Company in May, 1997. Mr. Prinz is the President of Prinz and Associates, a firm specializing in the restructuring and capitalization of private and public companies. From 1994 through 1996, Mr. Prinz was a founder and served as Chief Financial Officer of Cormark, a designer and manufacturer of interactive displays. During 1995, Mr. Prinz facilitated a reorganization of Dauphin Technologies, a manufacturer of hand-held computers, and served as a director of such company. Between 1988 and 1995, Mr. Prinz worked in the securities business as a registered person for a subsidiary of Raymond James Securities and as a broker for Robert W. Baird. Mr. Prinz graduated from the University of Nebraska with a degree in finance and received a M.B.A. from Temple University.

   Classification of the Board of Directors

        To provide for continuity of management, the Board of Directors is classified into three classes: Class I (Michael J. Carroll), Class II (James J. Urban and John Prinz) and Class III (Linda S. Zimdars and Philip G. Winters). Each member of the Board of Directors serves for a term of three years or until a successor has been elected and qualified. When the classified Board was established, it was contemplated that one class of directors would be elected at each annual meeting of stockholders. Class I directors were expected to stand for re-election at the annual meeting of shareholders in 1995, and Class II directors were expected to stand for re-election in 1996. However, given the demands on management's time imposed by the Recapitalization, no annual meetings were held in 1995 and 1996, and none is scheduled for 1997. The Company plans to hold its next annual meeting shortly after the end of fiscal 1997. When the next annual meeting is scheduled, appropriate arrangements will need to be made for the election of the various classes of directors.

   Indemnification of Directors and Officers

        Section 145 of the Delaware General Corporation Law empowers a corporation to indemnify its directors and officers and to purchase insurance with respect to liability arising out of their capacity or status as directors and officers provided that this provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) arising under Section 174 of the Delaware general Corporation Law, or
   (iv) for any transaction from which the director derived indemnification permitted thereunder shall not be deemed exclusive of any other rights to which the directors and officers may be entitled under the corporation's by-laws, any agreement, vote of shareholders or otherwise. The Company's Certificate of Incorporation eliminates the personal liability of directors to the fullest extent permitted by Section 102(b)(7) of the Delaware General Corporation Law.

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

   Committees of the Board of Directors

        The Board of Directors has established an Audit Committee, an Executive Compensation Committee and a Stock Option Committee. Mr. Winters and Ms. Zimdars are the only members of the above referenced Committees. The Audit Committee recommends to the Board of Directors independent public accountants for the Company and reviews related matters. The Executive Compensation Committee reviews and recommends the compensation of executive officers and key employees. The Stock Option Committee administers the Company's stock option plans.

   Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities to file reports
   of  the    Company  with the Securities and Exchange Commission (the
   "Commission") and NASDAQ. Officers, directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file.

        Based solely upon a review of the Section 16(a) forms furnished to the Company pursuant to Rule 16a-3 the Exchange Act, it is the Company's belief that for the fiscal year ending September 30, 1997, the following persons did not timely file
   Section 16(a) ownership forms. Michael J. Carroll, James J. Urban, Brian M. Carroll, Michael Cavuoti and Silicon Valley Bank each filed one late report which reported one transaction. Linda S. Zimdars filed one late report which reported three transactions. Prinz-Franklin L.L.C. filed two reports which reported three transactions.


   Item 10. EXECUTIVE COMPENSATION

   Summary Compensation Table

        The following sets forth the aggregate cash compensation paid to the Company's Officers for services rendered to the Company during the fiscal year indicated. None of the Company's executive officers who served as such at the end of the last fiscal year earned in excess of $100,000 during the fiscal years indicated.

   Annual Compensation           Long  Term Compensation

Name and Position  Year  Salary Bonus Compensation Awards SARS(#) Compensation

Michael J. Carroll 1997 $72,000   -   $6,000         -     -            -
President & Chief  1996 $66,000   -   $6,000         -     -            -
Executive Officer  1995 $78,445   -   $6,000         -     -            -

   Stock Option Plans

        The Company currently has two stock option plans: (i) the Franklin Ophthalmic Instruments, Co., Inc. 1993 Stock Option and Appreciation Rights Plan (the "1993 Stock Option Plan"); and (ii) the Franklin Ophthalmic Instruments Co., Inc. 1994 Stock Option and Appreciation Rights Plan (the "1994 Stock Option Plan")

        The 1993 Stock Option Plan provides for the grant of options to officers, directors (including employee and non-employee directors), employees and consultants to purchase not more than an aggregate of 200,000 shares of Common Stock of the Company. The 1994 Stock Option Plan is substantially similar to the 1993 Stock Option Plan except that it provides for the grant of options to officers, directors (who are also employees), employees and consultants to purchase not more than an aggregate of 330,000 shares of Common Stock. The 1993 Stock Option Plan and the 1994 Stock Option Plan (collectively the "Stock Option Plans" ) provide for: (i) the grant of options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; and (ii) the grant of options which do not so qualify. As of the date hereof, there are two employee directors (Messrs. M. Carroll and J. Urban), two non-employee directors (Dr. Winters and Ms. Zimdars) and 2 additional employees that are eligible participants in the 1994 Stock Option Plan. In addition, stock appreciation rights may be granted in conjunction with the grant of options under the Stock Option Plans.

        Subject to Rule 16b-3 under the Exchange Act, each Stock Option Plan shall be administered by: (i) the Board of Directors if each member of the Board of Directors is a "disinterested `person" (as defined under Rule 16b-3); or (ii) a committee (the "Committee") of not less than two members of the Board of Directors, each of whom is a "disinterested person." The Board of Directors or the Committee generally has the authority, subject to the provisions of the Stock Option Plans, to determine the individuals to whom and the date on which discretionary options and rights are to be granted, the number of shares to be subject to options and rights, the exercise price of shares subject to options and rights, the terms of any vesting forfeiture schedule and the other terms and provisions of options and rights. The 1993 Stock Option Plan and the 1994 Stock Option Plan are separately administered by the Committee comprised of Linda S. Zimdars and Philip G. Winters.

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

        Pursuant to the formula contained in the 1993 Stock Option Plan, non-qualified options to purchase an aggregate of 120,000 shares of Common Stock had been issued as of June 1996 to two non-employee directors (Dr. Winters and Ms. Zimdars) at exercise prices of $4.00, $4.625, $.75 and $.50 per share. In March of 1997, the Company's Board of Directors voted to eliminate the annual automatic granting of options to non-employee directors that was established under the 1993 Stock Option Rights and Appreciation Plan. Except as set forth above, no other options or rights were granted prior to the close of fiscal 1997 under the Stock Option Plans.

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

   Options/SAR Grants in Last Fiscal Year

        None.
    Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

        None.

   Employment Agreements

        In connection with the purchase of MOI, the Company entered into employment agreements with Michael J. Carroll, currently President, Chief Executive Officer and a director of the Company, James J. Urban, currently Senior Vice President, Chief Operating Officer and a director of the Company, and Brian M. Carroll, currently Vice President and Chief Financial Officer. Each such employment agreement provided for an initial term of three years ending June 29, 1997; however, in accordance with the agreements, the terms of each agreement were extended for a period of two years ending June 29, 1999 where upon the agreements may be renewed on a year-to-year basis. Such agreements also provided that Michael Carroll and James Urban were to receive salaries of $78,000 per year and Brian Carroll was to receive a salary of $60,000. Michael Carroll and James Urban voluntarily reduced their salaries in fiscal 1996 such that each received an annual salary of $66,000 for such year. Effective October 1, 1996, their salaries were adjusted to $72,000. Each of the employment agreements provides for bonuses at the discretion of the Company and reimbursement of business expenses, and each such agreement contains a non-compete and confidentiality provision. Such agreements may be terminated by the Company for "Just Cause" (as such term is defined in the employment agreements including, without limitation, violations of the Company's policies and indictment or conviction for criminal acts) or at the Company's sole discretion (in which case severance payments must be made by the Company equal to nine months of salary under the terminated agreement).

   Consulting and Other Arrangements

        In September 1996, the Company extended a consulting agreement with Marketing and Acquisition Concepts ("MAC"), of which Linda S. Zimdars, a director of the Company, is a principal, providing for payment by the Company to MAC of consulting fees in exchange for investor relations and other marketing services. The agreement expires on or before September 1998 During fiscal years ended September 30, 1996 and 1997 the Company paid MAC consulting fees plus expenses of $21,000, and $24,250, respectively.


   Remuneration of Directors

        Until March 31, 1995, directors who are not employees of the Company received compensation of $750 per meeting attended. Since April 1, 1995, all meetings attended by non-employee directors have not been compensated except for expenses incurred.

   ITEM 11.  SECURITY  OWNERSHIP  OF   CERTAIN  BENEFICIAL  OWNERS   AND
   MANAGEMENT

   PRINCIPAL SECURITY HOLDERS

        The following table sets forth, at September 30, 1997, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.

        Name and  Address  of   Number  of Shares    %  of   Shares  of
        Beneficial Owner (1)    Beneficially            Common Stock
                                Owned (2)            Beneficially Owned


        Michael  J.   Carroll   1,551,711 (6)        7.98%
        (3)(4)

        James J. Urban (3)(4)   1,561,710 (7)        7.98%

        Brian M. Carroll (3)    52,105  (8)          0.27%

        Philip G. Winters (4)   660,000 (9)          3.37%

        Linda S. Zimdars (4)    682,359 (10)         3.48%

        Prinz-Franklin L.L.C.   3,300,000 (11)       16.85%

        John Prinz (4) (5)      3,300,000 (12)       16.85%

        Mickey Cavuoti          2,460,000 (13)       12.56%

        Silicon Valley Bank     2,133,003 (14)       10.89%

        All Executive
        Officers & Directors    7,817,885            39.92%
        as a Group (6 Persons)


   (1)  Michael J. Carroll, James J. Urban,  Brian M. Carroll and  Linda
        S. Zimdars may be contacted at 1265 Naperville Drive, Romeoville, Illinois 60446. Philip G. Winters may be contacted at 324 North San Mateo Drive, San Mateo, California 94401. Prinz-Franklin L.L.C. and John Prinz may be contacted at One Northfield Plaza, Suite 300, 570 Frontage Road, Northfield, Illinois 60093.

   (2) Unless otherwise noted, the Company believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days from July 17, 1997 have been exercised or converted, as the case may be. It does not give effect to the exercise of: (i) an outstanding option granted to the underwriter of the Initial Public Offering (or the securities underlying the same); or (ii) outstanding Class A Warrants.

   (3)  The named securityholder is an officer of the Company.

   (4)  The named securityholder is a director of the Company..

   (5)  The named  security holder  is sole  manager of  Prinz  Franklin
        L.L.C.

   (6) Includes: (a) 61,711 shares of Common Stock issued by the Company in connection with the acquisition of MOI; (b) 125,000 shares of Common Stock issued by the Company in connection with the Company's execution of a forbearance agreement with Silicon;
        (c) 1,100,000 shares of Common Stock issued upon conversion of $550,000 in debt owed to the noted stockholder in connection with the Company's acquisition of MOI; (d) 255,000 shares of Common Stock issued to the noted stockholder in connection with the conversion of certain promissory notes; and (e) 10,000 shares of Common Stock issuable upon exercise of stock options.

   (7) Includes: (a) 71,710 shares of Common Stock issued by the Company in connection with the acquisition of MOI; (b) 125,000 shares of Common Stock issued by the Company in connection with the Company's execution of a forbearance agreement with Silicon;
        (c) 1,100,000 shares of Common Stock issued upon conversion of $550,000 in debt owed to the noted stockholder in connection with the Company's acquisition of MOI; (d) 255,000 shares of Common Stock issued to the noted stockholder in connection with the conversion of certain promissory notes; and (e) 10,000 shares of Common Stock issuable upon exercise of stock options.

   (8) Includes: (a) 17,105 shares of Common Stock issued to the noted stockholder in connection with the acquisition of MOI; (b) 20,000 shares of Common Stock and 10,000 Class B Warrants purchased in a private placement; and (c) 5,000 shares of Common Stock issuable upon exercise of stock options.

   (9) Includes: (a) 60,000 shares of Common Stock issuable upon exercise of stock options held by Dr. Winters; and (b) 600,000 shares of Common Stock issued to Dr. Winters in connection with the conversion of a certain convertible promissory note.

   (10) Includes: (a) 597,359 shares of Common Stock issued in connection with the conversion of certain promissory notes and otherwise; (b) 60,000 shares of Common Stock issuable upon exercise of stock options; and (c) 25,000 shares of Common Stock issuable upon exercise of a warrant.

   (11) Includes 2,900,000 shares of Common Stock and 400,000 warrants to purchase Common Stock at an exercise price of $1.00 per share.

   (12) Includes 2,900,000 shares of Common Stock and 400,000 warrants to purchase Common Stock owned by Prinz-Franklin over which Mr. Prinz has voting control.

   (13) Includes: (a) 1,640,000 shares of Common Stock issued in connection with the private placement of securities; and (b) 820,000 shares of Common Stock issuable upon exercise of certain Class B Warrants.

   (14) Includes (a) 2,088,884 shares of Common Stock issued in conversion of debt and (b) 44,119 shares issuable upon conversion of common stock purchase warrants exercisable at a purchase price of $0.50 per share.


   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        During September 1995, Michael Carroll and James Urban loaned an aggregate of $100,000 to the Company in exchange for a demand promissory note. In addition, Linda S. Zimdars loaned an aggregate of $100,000 to the Company in exchange for a demand promissory note. During September of 1996, the balance due of $90,000 to Messrs. Carroll and Urban and the balance due of $90,000 to Ms. Zimdars were converted to Common Stock in the Company at the rate of $.25 per share (the same price per share as offered in the Company's private placement of equity that was commenced on October 1, 1996).

        In February 1996, the Company borrowed $150,000 from Messrs. Carroll and Urban, and Ms. Zimdars under 24-day promissory notes bearing interest at the rate of 1% per annum above the prime lending rate in effect from time to time. A loan origination fee of 3% was also paid. Of the aggregate of $150,000, $50,000 was borrowed from each of Messrs. Carroll and Urban, and Ms. Zimdars. In March 1996, a payment of $12,500 was made to each of Messrs. Carroll and Urban, and in May 1996, the balance of the notes to Messrs. Carroll and Urban were repaid. The note to Ms. Zimdars was also repaid in May 1996.

        During August of 1996, the Company borrowed $215,188 from Michael Cavuoti under a 30-day promissory note bearing interest at 10% per annum and a note origination fee of $6,450.00. In October, the note was converted to 860,752 shares of common stock in the Company as participation in the Company's Private Placement offering which commenced on October 1, 1996. In addition, warrants exercisable for $1.00 were also issued as part of the participation in the aforementioned private placement offering.

        In April 1997, the Company entered into an agreement with Prinz-Franklin L.L.C. pursuant to which the Company sold to Prinz shares of Common Stock and warrants to purchase Common Stock. See Note 6 to the Financial Statements contained elsewhere herein.

        As a result of the increase in the number of shares issuable upon the exercise of the Class A Warrants in accordance with certain anti-dilution rights, the Company no longer has sufficient authorized shares of Common Stock to provide for the exercise of all of the outstanding common stock purchase warrants and options ("Stock Deficiency"). See Note 6 to the Financial Statement included elsewhere herein. To remedy this situation, Michael J. Carroll and James J. Urban, the Company's chief executive officer and chief operating officer respectively, have agreed to surrender to the Company for redemption that number of shares of Common Stock equal to any such Stock Deficiency up to an aggregate amount of 2,450,000 shares. In the event that an amount of warrants are exercised such that a Stock Deficiency would be created, the Company will use the proceeds from such exercise of warrants to fund the buy back of stock from Messrs. M. Carroll and Urban. The price per share paid to Messrs. Carroll and Urban will equal the exercise price per share under the common stock purchase warrants or options the exercise of which results in such deficiency, with the result that the Company will receive no net benefit from the exercise of the warrants or options. Until such shares are redeemed, if at all, they will remain the property of Messrs. Carroll and Urban, although certificates representing the shares will be held in the custody of the Company. The agreement terminates upon the earlier to occur of (i) the effectiveness of any amendment to the Company's certificate of incorporation increasing the authorized shares of Common Stock sufficient to eliminate any potential Stock Deficiency or (ii) the expiration of a sufficient number of common stock purchase warrants and/or options in an amount sufficient to eliminate any potential Stock Deficiency.

         The Company will not permit loans or other transactions between the Company and the officers, directors, principal shareholders, or affiliates for other than bona fide business purposes or on terms less favorable than could be obtained from third parties, unless approved by a majority of the disinterested directors and the independent directors, if any, of the Company.

        For a discussion of the employment and consulting agreements to which the Company is a party and payments of consulting and other fees to executive officers of the Company, see "EXECUTIVE COMPENSATION" and Notes 4(B) and 12 to the Financial Statements contained elsewhere herein.

   ITEM 27.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

   Exhibit Number                          Title of Exhibit

    2.1 Asset Purchase Agreement, dated January 27, 1994, by and between Franklin Ophthalmic Instruments Co., Inc. and Progressive Ophthalmic Instruments, Inc. filed with the Securities and Exchange Commission (the 'Commission') on February 14, 1994 (File No. 0-21852) as an exhibit to the Company's Current Report on Form 8-K, dated January 27, 1994, and incorporated herein by reference.

    2.2 Stock Purchase Agreement, dated June 24, 1994, by and among Franklin Ophthalmic Instruments Co., Inc., Midwest Ophthalmic Instruments, Inc., Michael J. Carroll and James J. Urban filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on 8-K, dated July 1, 1994 (File No. 0-21852), and incorporated herein by reference.

    2.3 Letter Agreement, dated June 29, 1994, by and among Franklin Ophthalmic Instruments Co, Inc., Midwest Ophthalmic Instruments, Inc., Michael J. Carroll and James J. Urban filed with the Securities and Exchange Commission on July 15, 1994 as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) and incorporated herein by reference.

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

    4.1 Specimen Common Stock Certificate filed with the Securities and Exchange Commission on June 16, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No 33-59340) and incorporated herein by reference.

    4.2 Form of Class A Warrant filed with the Securities and Exchange Commission on June 16, 1993 as an exhibit to the Company's
        Registration Statement on Form SB-2 (File No 33-59340) and incorporated herein by reference.

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

    4.6 Warrant issued by the Company, to Silicon Valley Bank, filed with the Securities and Exchange Commission on May 10, 1993 as an exhibit to the Company's Registration Statement on Form SB 2 (File No. 33-59340) and incorporated herein by reference.

    4.7 Warrant, dated January 21, 1994, issued by the Company to Silicon Valley Bank, filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K, dated January 27, 1994 (File No. 0-21852), and incorporated herein by reference.

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

    4.13 Form of Non-Negotiable 5% Convertible Promissory Note filed with the Securities and Exchange Commission on August 12, 1994 as an exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

    4.14 Form of Non-Negotiable 9% Promissory Note filed with the Securities and Exchange Commission on August 12, 1994 as an exhibit to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

    4.15 Common Stock Purchase Warrants issued by Franklin Ophthalmic Instruments Co., Inc. in December 1994 to each of Linda S. Zimdars, an officer and director of the Company, and Dwayne Podgurski, an employee of the Company filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994 (File No. 0-21852) and incorporated herein by reference.

    10.1 Loan documents evidencing loans and/or lines of credit extended to the Company by Silicon Valley Bank, filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

    10.2 Loan Modification Agreement, dated January 20, 1994, between Franklin Ophthalmic Instruments Co., Inc. and Silicon Valley Bank filed as an exhibit to the Company's Current Report on Form 8-K, dated January 27, 1994, filed with the Commission on February 14, 1994 (File No. 0-21852) and incorporated herein by reference.

    10.3 Loan Modification Agreement, dated March 31, 1994 between Franklin Ophthalmic Instruments Co., Inc. and Silicon Valley Bank filed with the Securities and Exchange Commission on July 15, 1994 as an exhibit to the Company's Form 8-K (File No. 0-21852) and incorporated herein by reference.

    10.4 Form of Employment between Franklin Ophthalmic Instruments Co., Inc. and each of Michael J. Carroll and James J. Urban included as an exhibit to the Stock Purchase Agreement identified in exhibit to the Stock Purchase Agreement identified in Exhibit 2.2 above which was filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8 K, dated July 1, 1994 (File No. 0-21852), and incorporated herein by reference.

    10.5 Consulting Agreement, dated December 1, 1994, between Franklin Ophthalmic Instruments, Co., Inc. and Marketing and Acquisition Concepts, a Wisconsin sole proprietorship of which Linda S. Zimdars, an officer and director of the Company, is the sole proprietor, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994 (File No. 0-21852) and incorporated herein by reference.

    10.6 Separation Agreement, dated April 1, 1995, by and among the Company, Robert A. Davis, certain partnerships in which Mr. Davis is a partner, Michael J. Carroll, and James J. Urban, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0 21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.

    10.7 Forms of Letters of Notice to Securityholders relating to modification of the terms of certain of the Company's securities, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.

    10.8 Amended Loan and Forbearance Agreement, dated April 1, 1995, between the Company and Silicon Valley Bank, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.

    10.9 Agreement, dated April 20, 1995, by and among the Company, Michael J. Carroll and James J. Urban, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.

    10.10 Letter of Intent, dated April 27, 1995, between the Company and Diversified Ophthalmics, Inc., filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.

    10.11 Forms of notice dismissing the firm of Marinelli and Scott as the Company's independent public accountants and Company's retaining the firm of BDO Seidman, LLP to serve as its independent public accountants, filed as an exhibit to the Company's Amended and Restated Current Report on Form 8-K/A #1, dated November 27, 1995, which was filed by the Company with the Securities and Exchange Commission on December 6, 1995 (File No. 0-21852) and is incorporated herein by reference.

    10.12 Form of notice dated September 4, 1996 relating to agreement between the Company and Silicon Valley Bank, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on September 6, 1996 and incorporated herein by reference.

    10.13 Form of notice dated September 4, 1996 relating to agreements between the Company and certain trade vendors, filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) which was filed with the Securities and Exchange Commission on September 12, 1996 and incorporated herein by reference.

    10.14 Agreement, dated August 20, 1996, between the Company and Silicon Valley Bank.

    10.15 Investment Agreement, dated May 8, 1997 between the Company and Prinz-Franklin L.L.C., filed as an exhibit to the Company's Form 10-QSB which was filed with the Securities and Exchange Commission on May 15, 1997 and incorporated herein by reference.

    10.16 Amendment to Investment Agreement, dated May 8, 1997 between the Company and Prinz-Franklin L.L.C., filed as an exhibit to the Company's Form 10-QSB which was filed with the Securities and Exchange Commission on May 15, 1997 and incorporated herein by reference.

    10.17    Form of Class B Warrant dated November 25, 1996

    10.18    Form of Class C Warrant dated December 30, 1996

    10.19 Amendment to Investment Agreement, dated May 11, 1997 between the Company and Prinz-Franklin L.L.C. Second Loan Modification Agreement., dated August 14, 1997 between the Company and Silicon Valley Bank.

    10.20    Second  Loan  Modification  Agreement,  dated  August   14,
        between the Company and Silicon Valley Bank.

    10.21 Letter from Silicon Valley Bank dated August 13, 1997 defining default provision.

    10.22 Agreement, dated September 30, 1997, among the Company, Michael J. Carroll and James J. Urban.

    10.23 Agreement dated July 1, 1992 by and between the Company and Marco Equipment Co.

    10.24 Agreement dated January 16, 1995 by and between the Company and Haag-Streit Services, Inc. and Reliance Medical Products, Inc.

    10.25* Agreement dated  December  30, 1997  between the  Company  and
        Harris Trust and Savings Bank

    27* Financial Data Schedule for fiscal year ended September 30, 1997

   *Filed herewith.

        (b)  REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by the Company during the fiscal year ended September 30, 1997.

   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 1998.

                                 Franklin Opthalmic Instruments Co.,Inc.



                                 By:/s/  Michael J. Carroll
                                    --------------------------

                                 Michael J. Carroll, President and
                                 Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


        SIGNATURE             TITLE                DATE

   /s/   Michael    J. President, Chief      January 13, 1998
   Carroll             Executive Officer
   ------------------- and Director
   -------------------
   Michael J. Carroll


   /s/ James J. Urban  Executive Vice        January 13, 1998
   ------------------- President, Chief
   ------------------- Operating Officer
   James J. Urban      and Director


   /s/    Brian     M. Vice President and    January 13, 1998
   Carroll             Chief Financial
   ------------------- Officer
   -------------------
   Brian M. Carroll


   /s/    Philip    G. Director              January 13, 1998
   Winters
   -------------------
   -------------------
   Philip G. Winters


   /s/    Linda     S. Secretary and         January 13, 1998
   Zimdars             Director
   -------------------
   -------------------
   Linda S. Zimdars


   /s/ John Prinz      Director              January 13, 1998
   -------------------
   -------------------
   John Prinz