Form 10QSB
period 1997-12-31
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1998-02-18
CIK 898630

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB
                   ----------------------------------


                      QUARTERLY REPORT PURSUANT TO
       SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                      Commission File No. 0-21852
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

                       YES   X             NO   _



As of January 31, 1998 the Registrant had outstanding 19,580,879 shares of common stock $0.001 par value.

Transitional small business disclosure form: YES  __             NO  X

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                              FORM 10-QSB
                FOR THE QUARTER ENDED DECEMBER 31, 1997

                                 INDEX

PART I                                                           1
     ITEM 1. FINANCIAL STATEMENTS                                1
               BALANCE SHEETS                                    1
               STATEMENT OF OPERATIONS                           3
               STATEMENT OF CASH FLOWS                           4
               NOTES TO FINANCIAL STATEMENTS                     5
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION   8

PART II                                                          11
     ITEM 1. LEGAL PROCEEDINGS                                   11
     ITEM 2. CHANGES IN SECURITIES                               11
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                     11
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 11
     ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS             11
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                    11

SIGNATURES                                                       12

                                 PART I

Item 1.   Financial Statements.

     The following financial statements of Franklin Ophthalmic Instruments Co., Inc. (the _Company_) are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of December 31, 1997 and results of operations and cash flows for the three months ended December 31, 1996 and December 31, 1997, respectively:

     (a)  Balance Sheets
     (b)  Statements of Operations
     (c)  Statements of Cash Flows
     (d)  Notes to Financial Statements

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                             BALANCE SHEETS

                              (Unaudited)

                                 ASSETS
                                     September   December
                                        30,         31,
                                        1997       1997

Current Assets:
   Cash and cash equivalents        $        -    $  69,419
   Accounts receivable, less
allowance for doubtful
     accounts of $23,439                851,574   1,179,741
   Inventory, less valuation          1,583,510   1,638,739
allowance of $60,000
   Prepaid expenses and other
assets                                  170,787     244,787


      Total current assets            2,605,871   3,132,686


Property and equipment, at cost:
   Furniture and equipment              638,938     652,619
   Automobiles and trucks               119,193     119,193
   Leasehold improvements               121,915     121,916

Property and equipment, at cost:        880,046     893,728
   Less: Accumulated depreciation       707,837     727,088
and amortization


      Total property and equipment      172,209     166,640

Other assets:
   Deposits                              13,903      13,903
   Intangible assets, net of
accumulated amortization of
     $924,978 and $971,129            2,053,916   2,007,765

      Total other assets              2,067,819   2,021,668

      Total assets                   $4,845,899   5,320,994

                     The accompanying notes are an
                   integral part of these statements.

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                             BALANCE SHEETS

                              (Continued)

                              (Unaudited)

                                        September    December
                                           30,         31,
                                          1997         1997
Current liabilities:
   Bank overdrafts                       $  95,309    $       -
   Current portion of long-term debt       157,127      161,726
   Accounts payable                      1,075,382    1,166,850
   Current portion of capitalized
lease obligations                           18,314       15,143
   Deposits                                114,839      150,942
   Accrued liabilities                     259,089      233,085


      Total current liabilities          1,720,060    1,727,746

Long-term debt:
   Long-term portion of line of
credit with bank                         1,659,314    1,817,698
   Long-term debt, less current
portion                                          -      282,867
   Capitalized lease obligations,
less current portion                        12,382       12,380

      Total long-term debt               1,671,696    2,112,945

      Total liabilities                  3,391,756    3,840,691

Stockholders' equity (deficit):
   Common stock: $0.001 par value;
authorized
      25,000,000 shares; 19,583,378
shares issued
      and outstanding at September
30, 1997 and
      December 31, 1997                     19,583       19,583
   Additional paid-in capital           11,022,940   11,022,940
   Accumulated deficit                 (9,588,380)  (9,562,220)

  Total stockholders' equity (deficit)   1,454,143    1,480,303

      Total liabilities and
stockholders' equity (deficit)          $4,845,899   $5,320,994


                     The accompanying notes are an
                   integral part of these statements.

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                    For the three months ended
                                           December 31,
                                       1996           1997
Sales                                 $2,306,328  $  2,613,026
     Cost of Sales                     1,719,190     1,879,286

Gross profit                             587,138      733,740

Less:
   Selling, general and
adminstrative expenses                   549,094       587,166
   Amortization and depreciation          75,227        65,402

Income (loss) from operations           (37,183)        81,172


Other income (expenses):
   Interest income                             -             -
   Interest expense                     (71,724)      (55,012)
   Other income (expense)                      -             -

      Other income (expense), net       (71,724)      (55,012)

Net income (loss) before
extraordinary item                     (108,907)        26,160

Extraordinary item, gain from debt
restructuring                          2,886,513             -

Net income (loss)                  $   2,777,606 $     26,160

Income (loss) per common share:

   Net income ( loss) before       $      (0.01) $        0.00
extraordinary item)

   Net income ( loss)              $        0.22 $        0.00

   Weighted average number of
      common shares outstanding       12,355,810    19,583,378


                     The accompanying notes are an
                   integral part of these statements.

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                        STATEMENT OF CASH FLOWS
                              (Unaudited)

                                  For the three months ended
                                           December 31,

                                         1996        1997
Cash flows from operating activities:
   Net Income                        $2,777,606   $   26,160
   Adjustments to reconcile net loss
    to net cash used in operating
activities:
      Depreciation                         20,638      19,251
      Amortization                         54,589      46,151
      Gain from debt restructuring    (2,886,513)           -
      Changes in current assets and
liabilities:
         Accounts receivable            (449,096)   (328,167)
         Inventory                      (103,920)    (55,229)
         Prepaid expenses                (43,715)    (74,000)
         Deposits                        (48,395)      36,103
         Accounts payable, trade and
          accrued liabilities           (149,459)      65,464

      Net cash used in operating
       activities                        (828,265)   (264,267)

Cash flows from investing activities:
   Acquisition of equipment
                                          (1,663)    (13,682)

      Net cash used in investing
activities                                (1,663)    (13,682)

Cash flows from financing activities:
   Net change in bank overdrafts         (55,597)    (95,309)
   Decrease in capital leases             (2,581)     (3,173)
   Net change in borrowings under
line of credit                                  -     158,384
   Net proceeds from issuance of                            -
common stock                              985,062
   Increase (decrease) in long-term
debt                                     (76,044)    (12,534)
   Promissory notes converted to                -           -
stock in private placement
   Proceeds from issuance of
promissory note to bank                         -     300,000

    Net cash provided by financing     $  850,840   $ 347,368
activities

Net decrease in cash and cash         $    20,912  $  69,419
equivalents
Cash and cash equivalents at
beginning of period                  $         -  $        -

Cash and cash equivalents at end of
period                               $         -  $   69,419

                     The accompanying notes are an
                   integral part of these statements.

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

1.   BASIS OF PRESENTATION

     The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

     The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.        RESTRUCTURING

     During the quarter ended December 31, 1996, the Company completed a financial and operational restructuring that began during fiscal 1995 with the consolidation of the Company's facilities into Romeoville, Illinois and a change in management that included the appointment of the Company's current Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. During the fourth quarter of fiscal 1996, the Company reached agreements with Silicon Valley Bank (_Silicon_), its primary trade creditors and certain of its debtholders for the restructuring of some of the Company's outstanding debt. In addition, the Company was able to raise $1,200,250 and $580,000 through the private placements of equity in the first and third quarters of fiscal 1997 respectively.

     Pursuant to the agreement with Silicon, during the first quarter of fiscal 1997 approximately $3.2 million owing to Silicon was converted into shares of the Company's Common Stock at a conversion rate of $1.52 per share and the remaining $1.8 million owing to Silicon was transferred into a new credit facility. In connection with the restructuring of trade debt during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997: (i) $533,000 of trade debt was converted to Common Stock in the Company at a rate of $1.52 per share; (ii) $201,000 was forgiven; and (iii) approximately $335,000 was converted to promissory notes with terms of up to 24 months. The debt restructuring completed during the quarter ended December 31, 1996 resulted in an extraordinary gain of $2,886,513 for the quarter.

3.   NOTES PAYABLE - BANK

     Until December 30,  1997, the Company's  principal credit  facility had been a revolving credit facility with Silicon which provided advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base was equal to (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or
$1,000,000. During August  1997,  the  Company  and  Silicon  agreed  to an extension of the line of credit (the agreement with Silicon as revised is referred to as the _Revised Agreement_) to September 30, 1997, which maturity date could be further extended by the Company to February 28, 1998 upon payment of a fee to Silicon and as long as the Company was not in default under the Revised Agreement. The interest rate charged under the Revised Agreement was increased to 3% over Silicon's prime lending rate, increasing to 4% over Silicon's prime lending rate if the Company was still

               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

indebted to Silicon at January 1, 1998. In addition the Revised Agreement provided for a loan fee that was payable as follows: (i) $4,000 upon effectiveness of the Revised Agreement; (ii) $6,000 on September 30, 1997 if the Company elected to extend the maturity of the line of credit to February 28, 1998; and (iii) $8,000 on January 1, 1998 in the event that the Company remained indebted to Silicon at such date. The Revised Agreement provided that the Company would be deemed to be in default if it failed to (i) have a net profit of at least one dollar for each of the Company's fiscal quarters, and (ii) have an operating profit of at least one dollar for the Company's fiscal year ending September 30, 1997. For purposes of the Revised Agreement only, operating profit was defined as the Company's earnings before interest, taxes, depreciation, and amortization.

     On December 30, 1997, the Company reached agreement with Harris Trust and Savings Bank (_Harris Bank_) of Chicago, Illinois on an Amended and Restated Loan and Security Agreement (_Harris Loan Agreement_) in which Harris Bank purchased from Silicon all of Silicon's rights, title and interest in the Company's Revised Agreement with Silicon. The Harris Loan Agreement provides for credit facilities comprised of a Revolving Credit Note for an amount up to $2,200,000 (_Revolving Note_) and a Secured Promissory Note in the amount of $300,000 (_Promissory Note_). Both notes are secured by all of the Company's assets, and provides for a line of credit comprised of a borrowing base equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of
eligible inventories  or $1,000,000.   The  Revolving   Note expires  on
March  31, 2000.

     Under the Promissory Note the Company must make principal payments of $3,750 per month, which payments commenced on February 1, 1998 and continue through March 1, 2000. On March 31, 2000, a final principal payment is due equal to the entire unpaid principal balance thereof, together with any and all other amounts due under the Promissory Note.

     In addition, under the terms of the Harris Loan Agreement, the Company will have the option of borrowing rates on the Revolving Note and the Promissory Note based on either Harris Bank's commercial prime rate (8.5% at December 31, 1997) plus .5% or the London Interbank Offered Rate plus 3%. The Company was also charged a one time loan origination fee of $15,000. The Harris Loan Agreement includes the personal guarantees of Messrs. Michael J. Carroll, James J. Urban, and Brian M. Carroll, the Company's CEO, COO and CFO respectively, for an amount not to exceed an aggregate of $200,000.

     The Harris Loan Agreement includes certain financial covenants that the Company must meet including: (1) a consolidated adjusted tangible net worth such that the Consolidated Adjusted Tangible Net Worth increases (i) by $200,000 during the period from October 1, 1997 to September 30, 1998, (ii) by $250,000 during the period from October 1, 1998 to September 30, 1999 and (iii) by $250,000 during the period from October 1, 1999 to September 30, 2000; (2) a net book value equal to or greater than $1,450,000 ; and (3) during each fiscal quarter, a fixed charge ratio of 1.4:1 for the Company's fiscal year ending September 30, 1998 and a ratio of 2.0:1 for each fiscal year thereafter.

4.   SHORT TERM DEBT - RELATED PARTY

     During  August  1996,  the   Company  borrowed  $215,000  from   an
individual under a 30 day promissory note bearing interest at 10% per annum and a note origination fee of $6,450. In October 1996, the note was
               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

converted  to  860,000  shares  of  common  stock  in  the  Company   as
participation in the Company's private placement offering which commenced on October 1, 1996. In addition, warrants to purchase 430,000 shares of common stock at a price of $1.00 per share between a period 6-18 months after the issuance of such warrants were also issued as part of the participation in the aforementioned private placement offering.

5.   STOCKHOLDERS EQUITY

     During the quarter ended December 31, 1996, the Company raised $1,200,250 of capital through the sale of 2,400,500 Units which were sold pursuant to a private placement of Units (each Unit consisting of two shares of Common Stock and one Common Stock purchase warrant, exercisable between 6-18 months after the issuance of such Common Stock purchase warrant). The sale of the 2,400,500 Units exceeded the minimum of 2,000,000 Units required pursuant to the terms of the private placement, which was conducted by the Company on a _best efforts_ basis and provided for the sale and offer of up to a maximum of 3,200,000 Units.

     In March of 1997, the Company's Board of Directors voted to eliminate the annual automatic granting of options to non-employee directors that was established under the 1993 Stock Option Rights and Appreciation Plan.

     In accordance with anti-dilution rights of Class A Warrants that were issued during the Company's initial public offering in July 1993, the exercise price under such Class A Warrants has been reduced from its original level of $5.00 per share of Common Stock to $2.30 per share, and the aggregate number of shares of Common Stock issuable upon exercise of such warrants has been increased form 2,062,500 to 4,487,740. As a consequence of the increase in the number of shares issuable upon the exercise of the Class A Warrants, the Company no longer has sufficient shares of Common Stock authorized to provide for the exercise of all of the outstanding common stock purchase warrants and options (the potential shortfall being hereinafter referred to as the _Stock Deficiency_). To remedy this situation, Michael J. Carroll and James J. Urban, the Company's Chief Executive Officer and Chief



Operating Officer respectively, have agreed to surrender to the Company for redemption that number of shares of Common Stock equal to any such Stock Deficiency up to an aggregate amount of 2,450,000 shares. In the event that an amount of warrants is exercised such that a Stock Deficiency is created, the Company will use the proceeds from such exercise of warrants to fund the buy back of stock from Messrs. M. Carroll and Urban. The price per share paid to Messrs. Carroll and Urban will equal the exercise price per share under the common stock purchase warrants or options the exercise of which results in such deficiency, with the result that the Company will receive no net benefit from the exercise of the warrants or options. Until such shares are redeemed, if at all, they will remain the property of Messrs. Carroll and Urban, although certificates representing the shares will be held in the custody of the Company. The agreement terminates upon the earlier to occur of (i) the effectiveness of any amendment to the Company's Certificate of Incorporation increasing the authorized shares of Common Stock sufficient to eliminate any potential Stock Deficiency or (ii) the expiration of a sufficient number of common stock purchase warrants and/or options in an amount sufficient to eliminate any potential Stock Deficiency.

     The Company entered into an agreement on April 11, 1997, as amended May 8, May 9, and May 11 1997 (the _Investment Agreement_) with Prinz-Franklin L.L.C., an Illinois limited liability company (_Prinz_), pursuant to which the Company agreed to sell to Prinz up to 3,000,000 shares of Common Stock at a price of $0.20 per share. The Investment Agreement granted Prinz piggyback registration rights with respect to the shares of Common Stock so purchased. Pursuant to such piggy-back registration rights, any shares of Common Stock which Prinz elects to include in a registration statement of the Company shall be held in escrow during the effective period of such registration statement under the following conditions: (i) 25% of the shares purchased may not be sold or released from escrow until the closing price of the Company's Common Stock is equal to or greater than $0.75 per share for five consecutive trading days; and (ii) the remaining common stock may not be sold or released from escrow until the closing price of the Company's Common Stock is equal to or greater than $1.25 per share for five consecutive trading days. Such escrow restrictions shall terminate at the earlier of the time the Common Stock sold to Prinz is exempt under Rule 144 as promulgated under the Securities Act of 1933, as amended, or one year from the date of each purchase of the respective shares. In addition, the Investment Agreement provides for the issuance to Prinz of warrants to purchase up to 400,000 shares of Common Stock within a period of four years from issuance of the applicable warrant. Under the Investment Agreement, Prinz had purchased 2,900,000 of the shares of Common Stock for $580,000 and had been granted warrants to purchase 400,000 additional shares of Common Stock. The Investment Agreement also provided for the appointment of John Prinz to the Board of Directors of the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operations

General

     During the quarter ended December 31, 1996, the Company completed a financial and operational restructuring that began during fiscal 1995 with the consolidation of the Company's facilities into Romeoville, Illinois (the location of Midwest Ophthalmic Instruments, Inc. _ a company acquired by Franklin during July of 1994) and a change in management that included the appointment of the Company's current CEO, COO and CFO. The restructuring was completed when the
Company: (1)   completed   a  private  placement   of 2,400,500    units
comprised of two shares of Common Stock and one common stock purchase warrant entitling the holder to purchase one share of Common Stock at $1.00 per share within a specified period (collectively, the 'Warrants'), for an aggregate price of $1,200,250; (2) reached agreement with its primary lender, Silicon, in which $3,175,104 in debt owed by the Company to Silicon was converted into 2,088,884 shares of the Company's Common Stock; and
(3) reached   agreements   with  certain trade  creditors  pursuant   to
which such trade creditors: (i) converted an aggregate of approximately $533,000 owed to them into shares of Common Stock at a price of $1.52 per share; (ii) forgave trade debt in the amount of approximately $201,000; and (iii) accepted certain promissory notes (having a maturity date up to twenty-four months from the date thereof and an applicable interest rate of 10%) in payment of additional trade debt totaling $335,000. See Notes 2, 3, 4 and 5 of the Financial Statements contained elsewhere herein.

     In connection with the restructuring, the Company increased sales and marketing efforts by increasing its sales representation in locations from which the Company had previously withdrawn and reintroducing the direct mailing of catalogs describing the products and services provided by the Company. In addition, during the quarter ended December 31, 1997, the Company was able to replace its former credit facility with Silicon with a new credit facility with Harris Trust which increased the Company's credit line from $1.8 million to $2.5 million and the extended of the term of the Company's line of credit to March 31, 2000. See Note and 3 to the Financial Statements contained elsewhere herein.

Results of Operations

     Sales increased by $306,698 to $2,613,026 for the quarter ended December 31, 1997 from $2,306,328 for the quarter ended December 31, 1996. The Company attributes the 13.3% increase to the recent expansion of marketing efforts through the addition of a national direct mail catalog, the addition of sales personnel in new territories, and increased availability of trade credit as a result of the completion of the restructuring during the quarter ended December 31, 1996.

     The Company's gross margin on sales increased by $146,602 to $733,740 for the quarter ended December 31, 1997 from $587,138 for the quarter ended December 31, 1996. Gross margin as a percentage of sales increased to 28.1% for the quarter ended December 31, 1997 from 25.46% from the prior year's quarter. The increase in gross margin for the quarter ended December 31, 1997 is primarily attributed to increases in revenue derived from service revenue and the Company's sales of private labeled products, which both have historically provided for greater margins, and the completion of the Company's financial restructuring which provided the Company with greater financial ability to purchase greater quantities of product at lower costs.

     Selling, general and administrative (_SG&A_) expenses increased by $48,072 from $549,094 for the quarter ended December 31, 1996 to $587,166 for the quarter ended December 31, 1997. As a percentage of sales, SG&A expenses were 22.5% for the three months ended December 31, 1997, compared to 24% for the quarter ended December 31, 1996. The increase in SG&A expenses is primarily a result of the costs associated with the addition of new sales and services representatives during the latter part of fiscal 1997.

     Amortization and depreciation expense decreased from $75,227 for the quarter ended December, 1996 to $65,402 for the quarter ended
December 31, 1997. The decrease is primarily attributable to the elimination of amortization expense that the Company incurred during fiscal 1997 pertaining to employment contracts related to the acquisition of Midwest Ophthalmic Instruments, Inc., which were fully amortized in fiscal 1997.

     Interest expense decreased from $71,724 for the quarter ended December 31, 1996 to $55,012 for the quarter ended December 31, 1997. The decrease in interest expense is primarily a result of the Company's restructuring of its bank financing with Silicon in which Silicon converted $3,175,105 of principal and interest into 2,088,884 shares of the Company's Common Stock. See Notes 2 and 3 to the Financial Statements contained elsewhere herein.

     As a result of the foregoing factors, the Company reported an increase in earnings before interest, taxes, depreciation and amortization (_EBITDA_), and extraordinary items for the quarter ended December 31, 1997 of $146,574 versus $38,044 for the prior year's quarter. Although the Company does not represent that the EBITDA is a substitute for GAAP-based financials, the Company believes that it is a reasonable measurement of the Company's progress given the amount of income that is offset by amortization expense primarily associated with the acquisition of Midwest Ophthalmic Instruments Co., Inc which took place during the fourth quarter of fiscal 1994. With interest, taxes, depreciation and amortization included, and an extraordinary gain from restructuring of $2,886,513 in the quarter ended December 31, 1996, the Company reported net earnings of $26,161 for the quarter ended December 31, 1997 versus net earnings of $2,777,606 for the prior year's quarter. The reduction in net earnings is attributable to the extraordinary gain of $2,886,513 the Company recorded during the quarter ended December 31, 1996 whereas there was no extraordinary gain during the quarter ended December 31, 1997. As a result of the above, the Company reported no net earnings per share for the quarter ended December 31, 1997 versus a net earnings per share of $.22 for the prior year's quarter.

Liquidity and Capital Resources

     Cash flow from operations was a negative $264,267 for the quarter ended December 31, 1997 versus a negative $828,265 for the prior year's quarter. The $563,995 decrease was primarily attributed to increases in income from operations, improved accounts receivable and inventory turnover, and increases in customer deposits and trade payables. The Company financed the negative cash flows with the proceeds of private placements of securities during the quarters ended December 31, 1996 and June 30, 1997, and the addition of new credit facilities with Harris Bank during the quarter ended December 31, 1997. The facilities with Harris Bank replaced a prior credit facility with Silicon. See Notes 2, 3 and 5 to the Financial Statements included elsewhere herein.




     As of December 31, 1997, the Company owed Harris Bank $1,817,698 under the line of credit facility and $300,000 under the Promissory Note.

     The Company is currently unable to raise capital through the issuance of additional shares of Common Stock or warrants, options or other securities exercisable for or convertible into shares of Common Stock because of an insufficiency in the number of authorized shares of Common Stock. See Note 5 to the Financial Statements Statements contained elsewhere herein. While the Company does not have any immediate plans to sell additional equity securities, the Company's board of directors plans to submit for a vote by the stockholders of the Company an amendment to the Certificate of Incorporation of the Company increasing the number of authorized shares. Such an amendment would require the affirmative vote of the holders of a majority of the Company's outstanding shares of Common Stock.

     Although the Company believes that a continued increase in sales revenues along with the existing credit available under the Harris Loan Agreement will be sufficient to enable the Company to fund its operations and the expansion of its business, there can be no assurance that the Company can continue to increase sales to such levels that would achieve certain profitability levels which would enable the Company to meet loan covenants as set forth in its agreement with Harris Bank. See Note 3 to the Financial Statements contained elsewhere herein.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Company has filed a complaint against the auditing and accounting firm of Marinelli & Scott. See Form 10-QSB of the Company for the quarterly period ending December 31, 1996. The Company is not aware of any other material pending or ongoing litigation to which the Company is or would be a party.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     Other than as set forth elsewhere herein, there has been no material default with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibits are filed herewith:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31,
          1997.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


Date:     February 17, 1998             By: /S/      Michael  J. Carroll
                                        Michael J. Carroll, President
                                        and Chief Executive Officer