Form 10QSB
period 1998-03-31
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1998-05-18
CIK 898630

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
                    ----------------------------------


                       QUARTERLY REPORT PURSUANT TO
        SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                        Commission File No. 0-21852
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






        1265 Naperville Drive, Romeoville, Illinois 60446, (630)759-7666
                (Address and Registrant's telephone number)

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

                        YES   X             NO   _



   As of May 14, 1998 the Registrant had outstanding 19,580,879 shares of common stock $0.001 par value.

   Transitional small business disclosure form: YES  __        NO  X

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                                FORM 10-QSB
                   FOR THE QUARTER ENDED MARCH 31, 1998

                                   INDEX

   PART I                                                              1
        Item 1.  Financial Statements                                  1



             Balance Sheets                                            1
             Statement of Operations                                   3
             Statements of Cash Flows                                  4
             Notes to Financial Statements                             5
        Item 2.  Management's Discussion and Analysis of Operation     8

   PART II                                                            10
        Item 1.  Legal Proceedings                                    10
        Item 2.  Changes in Securities                                10
        Item 3.  Defaults Upon Senior Securities                      10
        Item 4.  Submission of Matters to a Vote of Security Holders  11
        Item 5.  Other Information and Subsequent Events              11
        Item 6.  Exhibits and Reports on Form 8-K                     11

   Signatures                                                         12

                                  PART I

   Item 1.   Financial Statements.

        The following financial statements of Franklin Ophthalmic Instruments Co., Inc. (the _Company_) are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of March 31, 1998 and results of operations and cash flows for the three and six months ended March 31, 1997 and March 31, 1998, respectively:

        (a)  Balance Sheets
        (b)  Statements of Operations
        (c)  Statements of Cash Flows
        (d)  Notes to Financial Statements

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                              BALANCE SHEETS

                                (Unaudited)

                                  ASSETS

                                         September     March 31,
                                            30,
                                            1997         1998
   Current Assets:
      Cash and cash equivalents          $         -  $         -
      Accounts receivable, less
        allowance for doubtful
        accounts of $23,438                  851,574    1,280,065
      Inventory, less valuation
        allowance of $60,000               1,583,510    1,782,194
      Prepaid expenses and other assets      170,787      307,048
                                           ---------    ---------

         Total current assets              2,605,871    3,369,307
                                           ---------    ---------

   Property and equipment, at cost:
      Furniture and equipment                638,938      675,126
      Automobiles and trucks                 119,193      119,193
      Leasehold improvements                 121,915      121,915
                                           ---------    ---------
   Property and equipment, at cost:          880,046      916,234
      Less: Accumulated depreciation
      and amortization                       707,837      746,339
                                           ---------    ---------

         Total property and equipment        172,209      169,895

                                           ---------    ---------
   Other assets:
      Deposits                                13,903       13,903
      Intangible assets, net of
   accumulated amortization of
        $924,978 and $1,017,280            2,053,916    1,961,614
                                          ----------    ---------

         Total other assets                2,067,819    1,975,517
                                          ----------    ---------

         Total assets                    $ 4,845,899  $ 5,514,719
                                         ===========  ===========


                       The accompanying notes are an
                    integral part of these statements.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                              BALANCE SHEETS

                                (Continued)

                                (Unaudited)

                          Liabilities and Equity

                                         September 30,     March 31,

                                            1997             1998
   Current liabilities:
      Bank overdrafts                     $   95,309       $ 167,334
      Current portion of long-term debt      157,127         182,086
      Accounts payable                     1,075,382       1,047,125
      Notes payable to bank                     -               -
      Current portion of
      capitalized lease obligations           18,314          10,634
      Deposits                               114,839         236,880
      Accrued liabilities                    259,089         197,890
                                           ---------       ---------

         Total current liabilities         1,720,060       1,841,948


   Long-term debt:
      Notes payable to bank, long  term    1,659,314       2,178,948
      Capitalized lease
      obligations, less current portion       12,382          12,382
                                           ---------       ---------

         Total long-term debt              1,671,696       2,191,330


         Total liabilities                 3,391,756       4,033,278
                                           ---------       ---------

   Stockholders' equity (deficit):
      Common stock: $0.001 par
        value; authorized
         25,000,000 shares;
         19,582,000 shares issued and
         outstanding at
         September 30, 1997 and
         March 31, 1998                       19,583          19,583
      Additional paid-in capital          11,022,940      11,022,940
      Accumulated deficit                 (9,588,380)     (9,561,081)
                                         -----------      ----------
         Total stockholders'
          equity (deficit)                 1,454,143       1,481,442
                                         -----------      ----------
         Total liabilities and
         stockholders' equity (deficit)  $ 4,845,899     $ 5,514,719
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

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                         STATEMENTS OF OPERATIONS

                                (Unaudited)

                      For the three months     For the six months
                      ended                 ended
                            March 31,                     March 31,


                         1997       1998        1997        1998
   Sales             $2,227,429  $ 2,409,871  $4,533,757 $ 5,022,897
     Cost of Sales    1,602,306    1,722,489   3,321,496   3,601,775
                     ----------  -----------  ---------- -----------
   Gross profit      $  625,123  $   687,382   1,212,261   1,421,122

   Less:
     Selling, general
   and admin.expenses    594,100    572,754    1,143,194   1,159,920

     Amortization and
         depreciation     75,227     65,402      150,454    130,804
                         -------     ------      -------    -------
   Income (loss) from
   operations           (44,204)     49,226      (81,387)   130,398
                       =========   ========     =========  ========

   Other income
     (expenses):

      Interest expense  (10,288)    (48,087)     (82,012)  (103,099)

      Other income
      (expense), net    (10,288)   (48,087)      (82,012)  (103,099)
                      ----------  ---------    ---------  ----------
   Net income (loss)
   before              $(54,492)     $1,139    $(163,399) $   27,299
   Extraordinary item

   Extraordinary item,
   gain from debt      $      -     $      -   $2,886,513  $       -
    restructuring
                     -----------  ----------   ----------  ---------
   Net income (loss)   $(54,492)    $  1,139   $2,723,114  $  27,299
                     ===========  ==========   ==========  =========

   Loss per common
   share:

   Net income ( loss)
   before              $  (0.00)   $    0.00     $ (0.01)   $  0.00
   Extraordinary item) =========  ==========    ========= =========

    Net income (loss)  $  (0.00)   $    0.00     $  0.19    $  0.00
                      =========== ==========   ========== ==========
    Weighted average
    number of common
    shares outstanding 16,681,611 19,583,378   14,518,711 19,583,378
                      =========== ==========   ========== ==========

                       The accompanying notes are an
                    integral part of these statements.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                          STATEMENT OF CASH FLOWS

                                (Unaudited)

                                        For the six
                                        months ended
                                          March 31,
                                         1997        1998
   Cash flows from operating
   activities:
      Net Income                     $ 2,723,114   $ 27,299
      Adjustments to reconcile net
      loss to net cash used in
      operating activities:

       Depreciation                      41,277       38,502
       Amortization                     109,178       92,302

      Gain from debt restructuring  (2,886,513)            -


      Changes in current assets
       and liabilities:
            Accounts receivable       (355,362)    (428,491)
            Inventory                  (62,134)    (198,684)
            Prepaid expenses and
             other assets              (73,162)    (136,263)
            Deposits                  (163,344)     122,041
            Accounts payable, trade
            and accrued liabilities    (68,937)     (89,456)
                                      ---------    ---------
       Net cash used in operating
        activities                    (735,883)    (572,750)


   Cash flows from investing
   activities:
      Acquisition of equipment         (16,056)     (36,188)
         Net cash used in investing
         activities                    (16,056)     (36,188)
                                      ---------     --------

   Cash flows from financing
   activities:
      Net change in bank overdrafts     107,232       72,025
      Decrease in capital leases         (6,550)      (7,680)
      Net change in borrowings under
      line of credit                   (151,239)     272,134
      Net proceeds from issuance of
      common stock                      907,662            -
      Increase in long term debt              -      292,500

      Payments of long-term debt       (105,166)     (20,041)
          Net cash provided by       -----------   ----------
          financing activities       $  751,939    $ 608,938

   Net decrease in cash and cash
   equivalents                       $        -    $       -
   Cash and cash equivalents at
   beginning of year                 $        -    $       -
   Cash and cash equivalents at end
   of year                           $        -    $       -


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


                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                                (Continued)

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

        On December 30, 1997, the Company reached agreement with Harris Trust and Savings Bank (_Harris Bank_) of Chicago, Illinois on an Amended and Restated Loan and Security Agreement (_Harris Loan Agreement_) in which Harris Bank purchased from Silicon all of Silicon's rights, title and interest in the Company's Revised Agreement with Silicon. The Harris Loan Agreement provides for credit facilities comprised of a revolving line of credit for an amount up to $2,200,000 (_Revolving Line_) and a term loan in the amount of $300,000 (_Term Loan_). The credit facilities are secured by all of the Company's assets, and provides for a line of credit comprised of a borrowing base equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. The Revolving Line expires on March 31, 2000.

        Under the Term Loan the Company must make principal payments of $3,750 per month, which payments commenced on February 1, 1998 and continue through March 1, 2000. On March 31, 2000, a final principal payment is due equal to the entire unpaid principal balance thereof, together with any and all other amounts due under the Term Loan.

        In addition, under the terms of the Harris Loan Agreement, the Company will have the option of borrowing rates on the Revolving Line and the Term Loan based on either Harris Bank's commercial prime rate (8.5% at March 31, 1998) plus .5% or the London Interbank Offered Rate plus 3%. The Company was also charged a one time loan origination fee of $15,000. The Harris Loan Agreement includes the personal guarantees of Messrs. Michael J. Carroll, James J. Urban, and Brian M. Carroll, the Company's CEO, COO and CFO respectively, for an amount not to exceed an aggregate of $200,000.

        The Harris Loan Agreement also includes certain financial covenants that the Company must meet including: (1) a consolidated adjusted tangible net worth such that the Consolidated Adjusted Tangible Net Worth increases (i) by $200,000 during the period from October 1, 1997 to September 30, 1998, (ii) by $250,000 during the period from October 1, 1998 to September 30, 1999 and (iii) by $250,000 during the period from October 1, 1999 to September 30, 2000; (2) a net book value equal to or greater than $1,450,000 ; and (3) during each fiscal quarter, a fixed charge ratio of 1:4:1 for the Company's fiscal year ending September 30, 1998 and a
   ratio  of   2.0:1 for each fiscal year thereafter.


                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                                (Continued)

   4.   Subsequent Events

        CHANGES IN THE BOARD OF DIRECTORS

        During May of 1998, Linda S. Zimdars, resigned from her position as Director and Secretary of the
   Company. Michael J. Cavuoti was appointed to fill the position as a Director and elected as Secretary. Mr. Cavuoti is currently a beneficial owner of 12.56% of the Company's outstanding Common Stock and has assisted the Company as a non-compensated consultant in various matters since 1996 including the Company's financial and operational restructuring which took place during the first quarter of fiscal 1997. Mr. Cavuoti currently manages a 3BN index arbitrage portfolio for the Royal Bank of Canada Dominion Securities located in New York, New York. Prior to joining the Royal Bank of Canada Dominion Securities, Mr. Cavuoti traded and managed index and equity derivatives for Susquehanna Investment Group. Mr. Cavuoti holds a Bachelors Degree in English from Harvard University.

        In addition, Philip Winters, resigned from his position as a Director of the Company in May, 1998. Mr. Winters was replaced as a Director by James F. Forrester, an Executive Vice President and the head of the Corporate Finance Group of Silicon Valley Bank in Santa Clara, CA. Silicon Valley Bank currently is a beneficial owner of 10.89% of the Company's outstanding Common Stock. In addition to the above responsibilities at Silicon, Mr. Forrester has managed its Special Industries, Northern California Technology and Strategic Financial Services Groups. Mr. Forrester is an alumnus of Vanderbilt University, from which he earned a Bachelors Degree in Mathematics, and also holds an M.B.A. from Loyola University in Maryland.

        The Company also increased the size of the Board of Directors by one and appointed Philip C. Kantz to fill the vacancy. Mr. Kantz currently is President, Chief Executive Officer and a Director of Tab Products of Palo Alto, California. Tab Products is a $165 million public company that provides high quality information storage and retrieval solutions to various industries. Prior to joining
   Tab Products in 1997, Mr. Kantz  served as President and Chief
   Operating Officer of Trans Ocean Ltd., a privately held container leasing company of which he had been a Director for five years. In addition to the above, Mr. Kantz has also served as President of a transportation services subsidiary for Transamerica Corporation and was also head of big-ticket financing and merchant banking services for GE Capital.

        Mr. Kantz also is a Director to the following companies: (1) 3Com Corporation, a $3.5 billion public company which sells products and services to the computer networking market; (2) Sonic Force L.L.C., a manufacturer of technology for construction and transportation industries; (3) ParcPlace-Digitalk, Inc., a publicly owned software development company which develops and markets tools and Smalltalk application development; and (4) Mine Reclamation Corporation, a diversified waste management company located in Palm Springs, CA. Mr. Kantz is an alumnus of New York State Maritime College from which he earned a Bachelors of Science Degree and Hofstra University from which he earned an M.B.A.


   Item 2.   Management's Discussion and Analysis of Operations

   General

        During the quarter ended December 31, 1996, the Company completed a financial and operational restructuring that began during fiscal 1995 with the consolidation of the Company's facilities into Romeoville, Illinois (the location of Midwest Ophthalmic Instruments, Inc. _ a company acquired by Franklin during July of 1994) and a change in management that included the appointment of the Company's current CEO, COO and CFO. The restructuring was completed when the Company: (1) completed a private placement of 2,400,500 units comprised of two shares of Common Stock and one common stock purchase warrant entitling the holder to purchase one share of Common Stock at $1.00 per share within a specified period (collectively, the 'Warrants'), for an aggregate price of $1,200,250; (2) reached agreement with its primary lender, Silicon, in which $3,175,104 in debt owed by the
   Company to Silicon was converted into 2,088,884 shares of the Company's Common Stock; and (3) reached agreements with certain trade creditors pursuant to which such trade creditors: (i) converted an aggregate of approximately $533,000 owed to them into shares of Common Stock at a price of $1.52 per share; (ii) forgave trade debt in the amount of approximately $201,000; and (iii) accepted certain promissory notes (having a maturity date up to twenty-four months from the date thereof and an applicable interest rate of 10%) in payment of additional trade debt totaling $335,000. See Notes 2 and 3 of the Financial Statements contained elsewhere herein.

        In connection with the restructuring, the Company increased sales and marketing efforts by increasing its sales representation in locations from which the Company had previously withdrawn and reintroducing the direct mailing of catalogs describing the products and services provided by the Company. In addition, during the quarter ended December 31, 1997, the Company was able to replace its former credit facility with Silicon with a new credit facility with Harris Trust which increased the Company's credit line from $1.8 million up to $2.5 million and extended the term of the Company's line of credit to March 31, 2000. See Note 3 to the Financial Statements contained elsewhere herein.

   Results of Operations

        Sales increased by $182,442 to $2,409,871 for the quarter ended March 31, 1998 from $2,227,429 for the quarter ended March 31, 1997. For the six months ended March 31, 1998, sales increased by $489,140 to $5,022,897 from $4,533,757 for the six months ended March 31, 1997. The Company attributes the 8.2% and 10.8% increase in sales for the three and six months ended March 31, 1998, respectively, to the continued maturation and development of sales personnel within new territories which the Company added during fiscal 1997.

        The Company's gross margin on sales increased by $62,259 to $687,382 for the quarter ended March 31, 1998 from $625,123 for the quarter ended March 31, 1997. Gross margin as a percentage of sales increased to 28.5% for the quarter ended March 31, 1998 from 28.1% from the prior year's quarter. For the six months ended March 31, 1998, gross margin on sales increased by $208,861 from $1,212,261 to $1,421,122.
   Gross margin as a percentage of sales increased from 26.7% to 28.3% for the six months ended March 31, 1998. The increase in gross margin percentage for the three and six months ended March 31, 1998 is primarily attributed to the completion of the Company's financial and operational restructuring that took place during the quarter ended December 31, 1996 and as a result, Company has been able purchase greater quantities of product at lower costs and obtain certain rebate allowances from manufacturers.

        Selling, general and administrative (_SG&A_) expenses decreased by $21,346 to $572,754 for the quarter ended March 31, 1998 from $594,100 for the quarter ended March 31, 1997. As a percentage of sales, SG&A expenses were 23.8% for the three months ended March 31, 1998, compared to 26.7% for the quarter ended March 31, 1997. For the six months ended March 31, 1998, SG&A expenses increased by $16,726 to $1,159,920 from $1,143,194 for the six months ended March 31, 1997. As a percentage of sales, SG&A expenses were 23.1 % of sales for the six months ended March 31,1998 compared to 25.2% for the six months ended March 31, 1997. The increase in SG&A expenses for the six months ended March 31, 1998 is primarily a result of the costs associated with the addition of new sales and services representatives during the latter part of fiscal 1997.

        Amortization and depreciation expense decreased from $75,227 for the quarter ended March 31, 1997 to $65,402 for the quarter ended March 31, 1998. For the six months ended March 31, 1998 compared to the six months ended March 31, 1997, amortization and depreciation expense decreased from $150,454 to $130,804. The decrease is attributable to the elimination of amortization expense that the Company incurred during fiscal 1997 pertaining to employment contracts related to the acquisition of Midwest Ophthalmic Instruments, Inc., which were fully amortized in fiscal 1997.

        Interest expense increased from $10,288 for the quarter ended March 31, 1997 to $48,150 for the quarter ended March 31, 1998. For the six months ended March 31, 1998 compared to the six months ended March 31, 1997, interest expense increased from $82,012 to 103,162. The increase in interest expense is a result of the prior year's interest expense with Silicon being offset by interest that was accrued when the Company's bank debt with Silicon was restructured during the first quarter of fiscal 1997. Without the interest that was accrued at the time of the above mentioned restructuring with Silicon, the Company's interest expense would have been approximately $128,236 for the six months ended March 31, 1997 versus the $103,162 interest expense for the six months ended March 31, 1998. The decrease in interest expense for the quarter ended March 31, 1998 is primarily attributable to the Company refinancing its credit facility from Silicon to Harris Bank. The new credit facility with Harris Bank provides for a lending rate of .5% over the Harris Bank's prime lending rate from the 2% and 3% rates over Silicon's prime lending rate that were charged during the comparable periods. For the six months ended March 31, 1998, the decrease in interest expense is a result of the above mentioned bank refinancing with Harris Bank and the Company's restructuring of its bank financing with Silicon in which Silicon converted $3,175,105 of principal and interest into 2,088,884 shares of the Company's Common Stock which took place during the quarter ended December 31, 1996. See Notes 2 and 3 to the Financial Statements contained elsewhere herein.

        As a result of the foregoing factors, the Company reported an increase in earnings before interest, taxes, depreciation and amortization (_EBITDA_), and extraordinary items for the quarter ended March 31, 1998 of $114,628 versus $31,023 for the prior year's quarter. For the six months ended March 31, 1998, the Company reported an EBITDA without extraordinary items of $261,202 versus $69,067 for the prior year's six month period. Although the Company does not represent that the EBITDA is a substitute for GAAP-based financials, the Company believes that it is a reasonable measurement of the Company's progress given the amount of income that is offset by amortization expense primarily associated with the acquisition of Midwest Ophthalmic Instruments Co., Inc which took place during the fourth quarter of fiscal 1994.

        With interest, taxes, depreciation and amortization included for the quarter ended March 31, 1998, the Company reported earnings of $1,139 versus a loss of $54,492 for the prior year's quarter. For the six months ended March 31, 1998, and inclusive of interest, taxes, depreciation and amortization included, and an extraordinary gain from restructuring of $2,886,513 in the quarter ended December 31, 1996, the Company reported net earnings of $27,299 for the quarter ended March 31, 1998 versus net earnings of $2,723,114 for the prior year's six month period. The reduction in net earnings is attributable to the extraordinary gain from debt restructuring of $2,886,513 the Company recorded during the quarter ended December 31, 1996 whereas there was no extraordinary gain during the three and six months ended March 31 1998. The improvement in net earnings (excluding the extraordinary gain during the quarter ended December 31, 1996) from a loss of $163,399 for the six months ended March 31, 1997 to net earnings of $27,299 for the six months ended March 31, 1998 was primarily due to the Company's ability to improve sales through the increases in sales and marketing efforts that the Company was able to initiate upon completion of the financial and operational restructuring that occurred during the quarter ended December 31, 1996. See Note 2 and 3 to the Financial Statements contained elsewhere herein. As a result of the above, the Company reported no net earnings per share for the three and six months ended December 31, 1998, and the three months ended March 31, 1997, versus a net earnings per share of $.19 for the prior year's six month period which included the above mentioned extraordinary gain.

    Liquidity and Capital Resources

        Cash flow from operations was a negative $572,750 for the six months ended March 31, 1998 versus a negative $735,883 for the prior year's six month period. The $163,133 decrease was primarily attributed to improved profitability. The Company financed the negative cash flows with the proceeds of private placements of securities during the quarters ended December 31, 1996 and June 30, 1997, and the addition of new credit facilities with Harris Bank during the quarter ended December 31, 1997. The facilities with Harris Bank replaced a prior credit facility with Silicon. See Notes
   2 and 3   to the  Financial Statements contained elsewhere herein.

        As of March 31, 1998, the Company owed Harris Bank $1,931,448 under the Revolving Line and $292,500 under the Term Loan.

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

   Item 2.   Changes in Securities.   None.

   Item 3.   Defaults Upon Senior Securities.   None

   Item 4.   Submission of Matters to a Vote of Security Holders.

        There have been no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

   Item 5.   Other Information.  Changes in the Board of Directors

        During May of 1998, Linda S. Zimdars, resigned from her position as Director and Secretary of the
   Company. Michael J. Cavuoti was appointed to fill the position as a Director and elected as Secretary. Mr. Cavuoti is currently a beneficial owner of 12.56% of the Company's outstanding Common Stock and has assisted the Company as a non-compensated consultant in various matters since 1996 including the Company's financial and operational restructuring which took place during the first quarter of fiscal 1997. Mr. Cavuoti currently manages a 3BN index arbitrage portfolio for the Royal Bank of Canada Dominion Securities located in New York, New York. Prior to joining the Royal Bank of Canada Dominion Securities, Mr. Cavuoti traded and managed index and equity derivatives for Susquehanna Investment Group. Mr. Cavuoti holds a Bachelors Degree in English from Harvard University.

        In addition, Philip Winters, resigned from his position as a Director of the Company in May, 1998. Mr. Winters was replaced as a Director by James F. Forrester, an Executive Vice President and the head of the Corporate Finance Group of Silicon Valley Bank in Santa Clara, CA. Silicon Valley Bank currently is a beneficial owner of 10.89% of the Company's outstanding Common Stock. In addition to the above responsibilities at Silicon, Mr. Forrester has managed its Special Industries, Northern California Technology and Strategic Financial Services Groups. Mr. Forrester is an alumnus of Vanderbilt University, from which he earned a Bachelors Degree in Mathematics, and also holds an M.B.A. from Loyola University in Maryland.

        The Company also increased the size of the Board of Directors by one and appointed Philip C. Kantz to fill the vacancy. Mr. Kantz currently is President, Chief Executive Officer and a Director of Tab Products of Palo Alto, California. Tab Products is a $165 million public company that provides high quality information storage and retrieval solutions to various industries. Prior to joining Tab Products in 1997, Mr. Kantz served as President and Chief Operating Officer of Trans Ocean Ltd., a privately held container leasing company of which he had been a Director for five years. In addition to the above, Mr. Kantz has also served as President of a transportation services subsidiary for Transamerica Corporation and was also head of big-ticket financing and merchant banking services for GE Capital.

        Mr. Kantz also is a Director to the following companies: (1) 3Com Corporation, a $3.5 billion public company which sells products and services to the computer networking market; (2) Sonic Force L.L.C., a manufacturer of technology for construction and transportation industries; (3) ParcPlace-Digitalk, Inc., a publicly owned software development company which develops and markets tools and Smalltalk application development; and (4) Mine Reclamation Corporation, a diversified waste management company located in Palm Springs, CA. Mr. Kantz is an alumnus of New York State Maritime College from which he earned a Bachelors of Science Degree and Hofstra University from which he earned an M.B.A.


   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits
             The following exhibits are filed herewith:   27   Financial
   Data Schedule

        (b)  Reports on Form 8-K
             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


   Date:     May 14, 1998       By:   /S/      Michael  J. Carroll
                                 Michael J. Carroll, President
                                 and Chief Executive Officer