Form 10QSB
period 1998-06-30
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1998-08-17
CIK 898630

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
                       ----------------------------------

                          QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                           Commission File No. 0-21852
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

                           YES   X             NO


      As of July 31, 1998 the Registrant had outstanding 19,580,879 shares of common stock $0.001 par value.

      Transitional small business disclosure form: YES  __        NO  X

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1998

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

                                     PART I

      Item 1.   Financial Statements.

           The following financial statements of Franklin Ophthalmic Instruments Co., Inc. (the "Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of June 30, 1998 and results of operations and cash flows for the three and nine months ended June 30, 1997 and June 30, 1998, respectively:

           (a)  Balance Sheets
           (b)  Statements of Operations
           (c)  Statements of Cash Flows
           (d)  Notes to Financial Statements

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                              BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS

                                           September 30,         June 30,
                                               1997                1998
   Current Assets:
      Cash and cash equivalents            $          -     $     190,507
      Accounts receivable, less
       allowance for doubtful
        accounts of $23,438                     851,574         1,149,225
      Inventory, less valuation
        allowance of $60,000                  1,583,510         1,695,683
      Prepaid expenses and other
        assets                                  170,787           351,692

         Total current assets                 2,605,871         3,387,107

   Property and equipment, at cost:
      Furniture and equipment                   638,938           768,027
      Automobiles and trucks                    119,193           119,193
      Leasehold improvements                    121,915           121,915

   Property and equipment, at cost:             880,046         1,009,135
      Less: Accumulated depreciation
        and amortization                       (707,837)         (773,340)

         Total property and equipment           172,209           235,795

   Other assets:
      Deposits                                   13,903            13,903
      Intangible assets, net of
       accumulated amortization of
       $924,978 and 1,063,431                 2,053,916         1,915,463

         Total other assets                   2,067,819         1,929,366

         Total assets                    $    4,845,899      $  5,552,268

       The accompanying notes are an integral part of these statements.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                              BALANCE SHEETS
                                (UNAUDITED)

                          LIABILITIES AND EQUITY

                                           September 30,          June 30,
                                                1997                1998
   Current liabilities:
      Bank overdrafts                        $     95,309      $          -
      Current portion of long-term debt           157,127           105,678
      Accounts payable                          1,075,382           916,647
      Notes payable to bank                             -                 -
      Current portion of
       capitalized lease obligations               18,314            44,192
      Deposits                                    114,839           131,145
      Accrued liabilities                         259,089           500,876

         Total current liabilities              1,720,060         1,698,538

   Long-term debt:
      Long-term debt, less current
       portion                                  1,659,314         2,153,648
      Capitalized lease obligations,
       less current portion                        12,382            12,382

         Total long-term debt                   1,671,696         2,166,030

         Total liabilities                      3,391,756         3,864,568

   Stockholders' equity (deficit):
      Common stock: $0.001 par
      value; authorized 25,000,000 shares;
      19,582,000 shares issued and
      outstanding at September 30, 1997 and
      June 30, 1998                                19,583            19,583
      Additional paid-in capital               11,022,940        11,022,940
      Accumulated deficit                      (9,588,380)       (9,354,823)

         Total stockholders' equity
          (deficit)                          $  1,454,143         1,687,700

         Total liabilities and               $  4,845,899      $  5,552,268
         stockholders' equity (deficit)

           The accompanying notes are an integral part of these statements.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          STATEMENT OF OPERATIONS
                               (UNADUDITED)

                       For the three months ended   For the nine months ended
                                   June 30,                  June 30,
                                1997         1998        1997         1998
   Sales                     $  2,368,071 $ 2,205,297 $ 6,901,829  $ 7,228,194
     Cost of Sales              1,634,416   1,597,072   5,000,439    5,202,327

   Gross profit              $    733,655 $  608,225  $ 1,901,390  $ 2,025,867

   Less:
     Selling, general
     and administrative
     expenses                     655,330    537,942    1,756,593    1,743,518
     Amortization and
     depreciation                  72,414     73,152      222,869      203,956

   Income (loss) from
   operations                       5,911     (2,869)     (78,072)      78,393

   Other income (expenses):

      Interest expense             (6,787)   (48,581)     (88,799)    (147,836)
      Settlement Income                 -    303,000            -      303,000
      Other income (expense)        3,048          -        5,643            -

  Other income (expense), net      (3,739)   254,418      (83,156)     155,165


   Net income (loss)         $      2,172 $   51,550  $  (161,228)  $  233,557
   before extraordinary item

   Extraordinry item,        $          - $        -    2,886,513   $        -

   Net income (loss)         $      2,172 $  251,550  $ 2,725,285   $  233,557

   Loss per common share:

   Net income ( loss)        $       0.00 $     0.01  $     (0.01)  $     0.01
   before extraordinary item

      Net income (loss)      $       0.00 $     0.01  $      0.17   $     0.01

  Weighted average
   number of common shares
   outstanding                 18,256,758 19,583,378   15,764,727   19,583,378

    The accompanying notes are an integral part of these statements.

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                    For the nine months ended
                                             June 30,

                                          1997         1998

   [S]                                 [C]            [C]
   Cash flows from operating
   activities:
      Net income                       $ 2,725,285    $  233,557
      Adjustments to reconcile net
      loss to net cash used in
      operating activities:
         Depreciation                       61,915        65,503
         Amortization                      160,954       138,453
         Gain from debt restructuring   (2,886,513)            -
         Changes in current assets
         and liabilities:
            Accounts receivable           (462,471)     (297,651)
            Inventory                     (370,702)     (112,173)
            Prepaid expenses              (140,514)     (180,905)
            Other assets                        32             -
            Deposits                      (170,127)       16,306
            Accounts payable, trade
            and accrued liabilities        (82,092)       83,052

         Net cash used in operating
         activities                     (1,164,233)      (53,858)


   Cash flows from investing
   activities:
      Acquisition of equipment             (36,956)     (129,089)
         Net cash used in investing
         activities                        (36,956)     (129,089)

   Cash flows from financing activities:
         Net change in bank overdrafts     105,300       (95,309)
      Increase (decrease) in capital
      leases                               (10,663)       25,878
      Net change in borrowings under
      line of credit                      (228,809)      494,334
      Net proceeds from issuance of
      common stock                       1,462,160             -
      Increase (decrease) in long-
      term debt                           (126,799)      (51,449)

          Net cash provided by
          financing activities         $ 1,201,189    $  373,454

   Net increase in cash and cash
   equivalents                         $         -    $  190,507
   Cash and cash equivalents at
   beginning of year                   $         -    $        -

   Cash and cash equivalents at end
   of year                             $         -    $  190,507


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

      2.        RESTRUCTURING

           During  the  quarter  ended  December  31,  1996,  the   Company
      completed a financial and operational restructuring that began during fiscal 1995 with the consolidation of the Company's facilities into Romeoville, Illinois and a change in management that included the appointment of the Company's current Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. During the fourth quarter of fiscal 1996, the Company reached agreements with Silicon Valley Bank ("Silicon"), its primary trade creditors and certain of its debtholders for the restructuring of some of the Company's outstanding debt. In addition, the Company was able to raise $1,200,250 and $580,000 through the private placements of equity in the first and third quarters of fiscal 1997 respectively.

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

      3.   NOTES PAYABLE - BANK

           Until December 30, 1997, the Company's principal credit facility had been a revolving credit facility with Silicon which provided advances against the line of credit for the lower of $1.8 million or the amounts supported by a formula derived borrowing base. The borrowing base was equal to (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. During August 1997, the Company and Silicon agreed to an extension of the line of credit (the agreement with Silicon as revised is referred to as the "Revised Agreement") to September 30, 1997, which maturity date could be further extended by the Company to February 28, 1998 upon payment of a fee to Silicon and as long as the Company was not in default under the Revised Agreement. The interest rate charged under the Revised Agreement was increased to 3% over Silicon's prime lending rate, increasing to 4% over Silicon's prime lending rate if the Company was still indebted to Silicon at January 1, 1998.


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

           On December 30, 1997, the Company reached agreement with Harris Trust and Savings Bank ("Harris Bank") of Chicago, Illinois on an Amended and Restated Loan and Security Agreement ("Harris Loan Agreement") in which Harris Bank purchased from Silicon all of Silicon's rights, title and interest in the Company's Revised Agreement with Silicon. The Harris Loan Agreement provides for credit facilities comprised of a revolving line of credit for an amount up to $2,200,000 ("Revolving Line") and a term loan in the amount of $300,000 ("Term Loan"). The borrowing base for the Revolving Line is generally equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. The Revolving Line expires on March 31, 2000.

           Under the Term Loan the Company must make principal payments of $3,750 per month, which payments commenced on February 1, 1998 and continue through March 1, 2000. On March 31, 2000, a final principal payment is due equal to the entire unpaid principal balance thereof, together with any and all other amounts due under the Term Loan.

           In addition, under the terms of the Harris Loan Agreement, the Company will have the option of borrowing rates on the Revolving Line and the Term Loan based on either Harris Bank's commercial prime rate (8.5% at March 31, 1998) plus .5% or the London Interbank Offered Rate plus 3%. The Company was also charged a one time loan origination fee of $15,000. The credit facilities are secured by all of the Company's assets and are personally guaranteed by Messrs. Michael J. Carroll, James J. Urban, and Brian M. Carroll, the Company's CEO, COO and CFO respectively, for an amount not to exceed an aggregate of $200,000.

           The Harris Loan Agreement also includes certain financial covenants that the Company must meet including: (1) a consolidated adjusted tangible net worth such that the Consolidated Adjusted Tangible Net Worth increases (i) by $200,000 during the period from October 1, 1997 to September 30, 1998, (ii) by $250,000 during the period from October 1, 1998 to September 30, 1999 and (iii) by $250,000 during the period from October 1, 1999 to September 30, 2000; (2) a net book value equal to or greater than $1,450,000 ; and (3) a fixed charge ratio of 1:4:1 for the Company's fiscal year ending September 30, 1998 and a ratio of 2.0:1 for each fiscal year thereafter.


                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     4.   Settlement Gain

       During December of 1996, the Company filed a complaint against the auditing and accounting firm of Marinelli & Scott. See Form 10-QSB of the Company for the quarterly period ending December 31, 1996. During June 1998, a settlement was reached and the complaint was withdrawn. The settlement resulted in a net gain of $303,000 during the quarter ended June 30, 1998.


      Item 2.   Management's Discussion and Analysis of Operations

      General

           During the quarter ended December 31, 1996, the Company completed a financial and operational restructuring that began during fiscal 1995 with the consolidation of the Company's facilities into Romeoville, Illinois (the location of Midwest Ophthalmic Instruments, Inc. a company acquired by Franklin during July of 1994) and a change in management that included the appointment of the Company's current CEO, COO and CFO. The restructuring was completed when the Company: (1) completed a private placement of 2,400,500 units comprised of two shares of Common Stock and one common stock purchase warrant entitling the holder to purchase one share of Common Stock at $1.00 per share within a specified period (collectively, the 'Warrants'), for an aggregate price of $1,200,250; (2) reached agreement with its primary lender, Silicon, in which $3,175,104 in debt owed by the
      Company to Silicon was converted into 2,088,884 shares of the Company's Common Stock; and (3) reached agreements with certain trade creditors pursuant to which such trade creditors: (i) converted an aggregate of approximately $533,000 owed to them into shares of Common Stock at a price of $1.52 per share; (ii) forgave trade debt in the amount of approximately $201,000; and (iii) accepted certain promissory notes (having a maturity date up to twenty-four months from the date thereof and an applicable interest rate of 10%) in payment of additional trade debt totaling $335,000. See Note 2 of the Financial Statements contained elsewhere herein.

           In connection with the restructuring, the Company increased sales and marketing efforts by increasing its sales representation in locations from which the Company had previously withdrawn and reintroducing the direct mailing of catalogs describing the products and services provided by the Company. In addition, during the quarter ended December 31, 1997, the Company was able to replace its former credit facility with Silicon with a new credit facility with Harris Trust which potentially increased the Company's credit line from $1.8 million up to $2.2 million, provided for a $300,000 term loan, and extended the term of the Company's line of credit to March 31, 2000. See Note 3 to the Financial Statements contained elsewhere herein.

      Results of Operations

           Sales decreased by $162,774 to $2,205,297 for the quarter ended June 30, 1998 from $2,368,071 for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, sales increased by $326,365 to $7,228,194 from $6,901,829 for the nine months ended June 30,
      1997.   Although  the sales decreased by 6.8% during the three months ended June 30, 1998, management believes that this decrease is not indicative of sales progression during the quarter in that pending orders (orders received by the Company by June 30, 1998 but not yet delivered due to scheduling requests by the customer(s))increased by approximately 135% from $403,000 for the quarter ended June 30, 1997 to $948,402 for the quarter ended June 30, 1998. The increase in pending sales during the period is primarily due to the continued maturation of the sales force, the development of sales personnel within new territories which the Company added during fiscal 1997, and an increase in orders for medical residency programs and optometric schools.

           The Company's gross margin on sales decreased by $125,430 to $608,225 for the quarter ended June 30, 1998 from $733,655 for the quarter ended June 30, 1997. Gross margin as a percentage of sales decreased to 27.6% for the quarter ended June 30, 1998 from 31% for the prior year's quarter. The primary reason for the decrease was a manufacturer's rebate program offered during the same period last year. During the current year, the Company is still eligible for rebates, however the period(s) covered will be subsequent to the current period. For the nine months ended June 30, 1998, gross margin on sales increased by $124,477 from $1,901,390 to $2,025,867.

         Gross margin as a percentage of sales increased from 27.5% to 28% for the nine months ended June 30, 1998. The increase in gross margin percentage for the nine months ended March 31, 1998 is primarily attributed to the completion of the Company's financial and operational restructuring that took place during the quarter ended December 31, 1996 and enabled the Company to purchase greater quantities of product at lower costs.

           Selling, general and administrative ("SG&A") expenses decreased by $117,388 to $537,942 for the quarter ended June 30, 1998 from $655,330 for the quarter ended June 30, 1997. As a percentage of sales, SG&A expenses were 24.4% for the three months ended June 30, 1998, compared to 27.7% for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, SG&A expenses decreased by $13,075 from $1,756,593 to $1,743,518 for the nine months ended June 30, 1997. As a percentage of sales, SG&A expenses were 24.12% of sales for the 9 months ended June 30, 1998 compared to 25.45% for the nine months ended June 30, 1997. The decrease in SG&A expenses for the three and nine months ended June 30, 1998 is primarily a result of the reduction of costs associated with the professional fees primarily related to an financial and organizational restructuring that took place during fiscal 1997 and the reduction of sales coverage in territories that produced sales below expectations.

           Amortization and depreciation expense increased from $72,414 for the quarter ended June 30, 1997 to $73,152 for the quarter ended June 30, 1998. For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, amortization and depreciation expense decreased from $222,869 to $203,958. The decrease is for the nine month period is attributable to the elimination of amortization expense that the Company incurred during fiscal 1997 pertaining to employment contracts related to the acquisition of Midwest Ophthalmic Instruments, Inc., which were fully amortized in fiscal 1997.

           Interest expense increased from $6,787 for the quarter ended June 30, 1997 to $48,582 for the quarter ended June 30, 1998. For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, interest expense increased from $88,799 to $147,835. The increase in interest expense is a result of the prior year's interest expense with Silicon being offset by interest that was accrued when the Company's bank debt with Silicon was restructured during the first quarter of fiscal 1997. Without the interest that was accrued at the time of the above mentioned restructuring with Silicon, the Company's interest expense would have been approximately $176,135 for the nine months ended June 30, 1997 versus $147,835 interest expense for the nine months ended June 30, 1998. This decrease is primarily attributable to the Company refinancing its credit facility from Silicon to Harris Bank. The new credit facility with Harris Bank provides for a lending rate of .5% over the Harris Bank's prime lending rate from the 2% to 3% over Silicon's prime lending the that were charged during the comparable prior periods. For the nine months ended June 30, 1998, the decrease is a result of the above mentioned bank refinancing with Harris Bank and the Company's restructuring of its bank financing with Silicon in which Silicon converted $3,175,105 of principal and interest into 2,088,884 shares of the Company's Common Stock which took place during the quarter ended December 31, 1996. See Notes 2 and 3 to the Financial Statements contained elsewhere herein.

           As a result of the foregoing factors, the Company reported a decrease in earnings before interest, taxes, depreciation and amortization ("EBITDA"), and extraordinary items for the quarter ended June 30, 1998 of $70,283 versus $78,325 for the prior year's quarter. For the nine months ended June 30, 1998, the Company reported an EBITDA without extraordinary items of $282,349 versus $144,797 for the prior year's nine month period. Although the Company does not represent that the EBITDA is a substitute for GAAP-based financials, the Company believes that it is a reasonable measurement of the Company's progress given the amount of income that is offset by amortization expense primarily associated with the acquisition of Midwest Ophthalmic Instruments Co., Inc which took place during the fourth quarter of fiscal 1994.

           With interest, taxes, depreciation and amortization included,and income from a settlement on a lawsuit of $303,000 during June of 1998, for the quarter ended June 30, 1998, the Company reported earnings of $251,550 versus earnings of $2,172 for the prior year's quarter. For the nine months ended June 30, 1998, and inclusive of interest, taxes, depreciation, amortization, and income for the aforementioned settlement, the Company reported net income of 233,557 versus net earnings of $2,725,285 for the prior years nine month period which was inclusive of interest, taxes, depreciation, amortization, and an extraordinary gain of $2,886,513 recorded in connection with debt restructuring during the first quarter of fiscal 1997. The reduction in net earnings is attributable to the extraordinary gain from debt restructuring of $2,886,513 the Company recorded during the quarter
      ended  December  31,  1996.  See  Note 2  and  3  to  the   Financial
      Statements   contained elsewhere herein.   As a result of  the above,
      the Company reported net earnings of $.01 per share for the three and nine months ended June 30, 1998, versus no net earnings for the quarter ended June 30, 1997 and net earnings per share of $.19
      for  the   prior   year's  nine  month  period  ended  June  30, 1997
      which included the above mentioned extraordinary gain from debt restructuring.

       Liquidity and Capital Resources

           Cash flow from operations was a negative $53,858 for the nine months ended June 30, 1998 versus a negative $1,164,233 for the prior year's nine month period. The $1,110,375 decrease was primarily attributed to improved profitability and a reduction of cash flow needed to fund working capital needs. The Company financed the negative cash flows with the proceeds of private placements of securities during the quarters ended December 31, 1996 and June 30, 1997, and the addition of new credit facilities with Harris Bank during the quarter ended December 31, 1997. The facilities with Harris Bank replaced a prior credit facility with Silicon. See Notes
      2 and 3   to the  Financial Statements contained elsewhere herein.

           As of June 30, 1998, the Company owed Harris Bank $1,863,398 under the Revolving Line and $290,000 under the Term Loan.

           In addition, during the nine month period ended June 30, 1998, the Company acquired approximately $120,000 worth of computer equipment and software in order to provide for increased capacity of its operations and to electronically link the Company's corporate office with outside field representatives.

           The Company believes that a continued increase in sales revenues along with the existing credit available under the Harris Loan Agreement will be sufficient to enable the Company to fund its operations and the expansion of its business. There can be no assurance, however that the Company can continue to increase or maintain current sales to such levels that would achieve certain profitability levels which would enable the Company to meet loan covenants as set forth in its agreement with Harris Bank. See
      Note 3 to the Financial Statements contained elsewhere herein.

      Year 2000 Compliance

           In response to the Year 2000 issue, the Company as evaluated its accounting system and has modified existing programs and/or converted to Year 2000 compliant software. The Company estimates that it has expended approximately $120,000 on such modifications. In addition, the Company has received information form its major suppliers that such suppliers have updated their systems to comply with Year 2000. As no single customer accounts for a material portion of the Company's revenues, the Company has not had, and does not intend to have discussions with its customers about their Year 2000 compliance. Based on the foregoing, the Company believes that its business, financial condition and results of operations will not be materially adversely affected by the Year 2000 issue.

      Forward Looking Statements

           This Quarterly Report on Form 10-QSB contains forward looking Statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of
      1934,  as  amended.   The  Company's  actual  results  could   differ
      materially from those set forth in the forward looking statements as a result of various factors, including but not limited to consolidations and other competitive developments in the Company's industry; the continuing effectiveness of the Company's sales efforts, including the Company's ability to attract and retain qualified sales
      representatives;  the  Company's   ongoing  ability  to  comply  with
      financial covenants under the Harris Loan Agreement; the impact of increases in market interest rates on the Company's borrowing costs; increases in the cost of labor or products of the Company that cannot fully be recouped in sales prices to the Company's customers; failure of the Company's or its suppliers' software to operate as expected in compliance with Year 2000; and other general economic risks.

      PART II: OTHER INFORMATION

      Item 1.   Legal Proceedings.

           During December of 1996, the Company filed a complaint against the auditing and accounting firm of Marinelli & Scott. See Form 10-QSB of the Company for the quarterly period ending December 31, 1996. During June 1998, a settlement was reached and the complaint was withdrawn. Pursuant to such settlement, the Company released the accounting firm and certain individuals from any claims or damages which were or could have been asserted in the lawsuit in return for a payment of $500,000. The accounting firm and individuals did not admit to any liability. The Company is not aware of any other material pending or ongoing litigation to which the Company is or would be a party.

      Item 2. Changes in Securities. During the quarter ended June 30, 1998, 2,400,000 warrants, which were issued in connection with a private placement of equity during 1996 expired unexercised. On July 23, 1998, an Additional 4,487,740 warrants issued in connection with the Company's initial public offering in July 1993, expired unexercised.

   Pursuant to the extension of the employment between Mr. Brian Carroll (the Company's Vice President and Chief Financial Officer) and the Company, the Company has issued warrants to Mr. Carroll to purchase 200,000 shares of common stock at an exercise price of $.23 per share.


      Item 3.   Defaults Upon Senior Securities.   None

      Item 4.   Submission of Matters to a Vote of Security Holders.

           There have been no matters submitted to a vote of security holders during the quarter ended June 30, 1998.

      Item 5.   Other Information.  None

      Item 6.   Exhibits and Reports on Form 8-K

           (a)  Exhibits
                The following exhibits are filed herewith:

                10.26 Employment Agreement dated May 15, 1998 between the Company and Brian M. Carroll.

                27     Financial Data Schedule

           (b)  Reports on Form 8-K
                No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

      SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


      Date:     August 14, 1998     By: /S/  Michael  J. Carroll
                                    Michael J. Carroll, President
                                    and Chief Executive Officer