Form 10KSB
period 1998-09-30
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1999-08-13
CIK 898630

SECURITIES AND EXCHANGE COMMISSISION
                            Washington, D.C.  20549

                                  FORM 10-KSB
                      [X] ANNUAL REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements
  for the past 90 days.  Yes       No  X

  Check if there is  no disclosure of delinquent  filers in response  to
  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  The Registrant's revenues for the fiscal year ended September 30, 1998 totaled $10,603,378.

  As of July 27, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors, officers and stockholders holding 5% or more of the Common Stock, of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $589,888.

  As of July 27, 1999, there were 19,580,878 shares of Common Stock outstanding.

  Documents incorporated by reference: None

  Transitional Small Business Disclosure Format:  Yes           No  X

                             INDEX TO FORM 10-KSB
                                      of
                   FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.        Page
                                                                    ----
                                  PART I

     ITEM 1.        DESCRIPTION OF BUSINESS                           1

     ITEM 2.        DESCRIPTION OF PROPERTY                           7

     ITEM 3.        LEGAL PROCEEDINGS                                 8

     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                  8

                                 PART II

     ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
                    STOCKHOLDERS MATTERS                              8

     ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS     10

     ITEM 7.        FINANCIAL STATEMENTS                              F-1

     ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE            15

                                 PART III

     ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                    OF THE EXCHANGE ACT                               15

     ITEM 10.       EXECUTIVE COMPENSATION                            18

     ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT                             21

     ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    23

     ITEM 13.       EXHIBITS, LISTS AND REPORT ON FORM 8-K            25

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

  The Industry

       According to the National Eye Institute, an estimated 80 million Americans have potentially blinding eye diseases, and 1.1 million people in the U.S. are legally blind. Approximately 12 million people in the U.S. have some degree of visual impairment that cannot be corrected by glasses, and more than 100 million people in the U.S. need corrective lenses to see properly. In 1981, the economic impact of visual disorders and disabilities was approximately $14.1 billion per year. By 1995, this figure was estimated to have risen to more than $38.4 billion in direct costs and another $16.1 billion in indirect costs each year. (National Eye Institute Web Site www.nei.nih.gov)

       Based upon information provided by Optometry Today in 1998, publishers of an industry trade publication, there are over 50,000 ophthalmologists and optometrists in the United States engaging in general practice and a variety of sub-specialties, including retina and vitreous, glaucoma, neuro, ocularplastics, pediatric, cataract, cornea and refractive surgery. Practitioners provide services through private individual practices, private group practices, private multi-specialty clinics, hospitals, universities and governmental agencies.

       The suppliers of products and services within the ophthalmic industry fall into the following categories: (i) ophthalmic diagnostic equipment firms (the category in which the Company is in); (ii) optical (glasses, frames and contact lenses) manufacturing/fabricating and distribution firms; (iii) surgical manufacturing and distribution firms; and (iv) pharmaceutical manufacturing and distribution firms. Many firms in the industry do business in more than one of the above categories.

       A majority of the Company's sales are comprised of products that can be characterized as "capital purchases," and users strongly scrutinize each instrument according to its price and operational efficiency. Customers often do not expect to pay list price. In addition, many of the products are very durable, making for a long replacement cycle. Users also take advantage of refurbished units. Despite the foregoing, the Company believes that growth in the marketplace will result from innovations in equipment development and the aging of the population in the United States. According to a report by Frost & Sullivan, a firm specializing in research studies on the medical marketplace, the ophthalmic diagnostic marketplace is expected to grow at an annualized rate between 5 and 10% per year through the year 2000. The projected growth is expected as a result of clinical acceptance of new technologies and such technologies becoming more affordably priced. In addition,end users that have been postponing purchases of traditional equipment are expected to replace existing devices with the latest technology during the period of projected growth. (Source: U.S. Ophthalmic Diagnostic Equipment Markets, Frost and Sullivan, 1994.). A study by Foster Higgins National Survey of Employer-Sponsored Health Plans (presented in the November 1997 issue of the Vision Council of America Planner)predicts that the number of Americans over the age of 65 will grow from 33 million to nearly 80 million by the year 2050. The Company believes that such aging of the population will create not only a need for additional diagnostic equipment, but also for diagnostic equipment that allows the practitioner to more efficiently see a greater volume of patients.

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

       Refractors. A refractor, also known as a phoroptor, is used for exact diagnosis of a person's "refraction acuity." The refractor determines exactly how well a person sees without glasses and what prescription lenses are required to correct that person's vision. A refractor can be categorized as manual (an instrument where lenses are manually adjusted to the patient's needs) or automated (an instrument utilizing micro-processor technology and infrared light to determine a person's refractive error). As automated refractors become more approachable in price and continue to allow for increased efficiencies in diagnosing refractive error, there is a gradual tendency to up-grade to automated technology. In addition, automated refractors provide for hard copy print-outs of refractive measurements and/or provide the ability for the practitioner to transfer refractive measurements to computers through networking. The Company sells manual phoroptors manufactured by Reichert/Leica and Marco Ophthalmic, and automated refractors manufactured by Canon U.S.A., Inc. ("Canon") and Nikon.

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

       Lensometers. The lensometer is used to measure the curvature of prescribed lenses in order to verify that the lens is appropriate prior to dispensing. Lensometers may be manual or automated. Manual lensometers require greater knowledge of the process and more time for measurements. Automatic lensometers utilize micro-processor technology and allow for hard copy print-outs of measurements and/or the transfer of information digitally. The Company distributes manual and automatic lensometers manufactured by Marco Ophthalmic, Nikon and Reichert/Leica.

       Projection Systems. The Company distributes a range of projection systems which project acuity testing characters (arrangements of letters, numbers and/or symbols) onto a screen in an examination room, including projection systems of standard manual type projectors, automated projectors which utilize micro-processor technology and infrared controls, and projection systems utilizing computer monitors to display the aforementioned testing characters. The Company distributes projection systems manufactured by Reichert/Leica and Marco Ophthalmic, and automated systems by Reichert/Leica, Marco Ophthalmic, Mentor and Nikon.

       Used and Refurbished Equipment. The Company also purchases, and acquires through trade-in, used equipment. After the equipment is checked and, if required, refurbished, the equipment is then re-marketed, providing customers with a lower priced alternative to new equipment.

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

  Marketing

       Sales/Service Representatives. At July 20, 1999, the Company maintained a sales and service force of 16 representatives in locations throughout the United States. It is the sales/service representative's responsibility to follow-up on sales leads provided as a result of past business, marketing efforts and referrals from manufacturers of the equipment that the Company sells. Sales and service personnel are required to complete formal training sponsored by ophthalmic manufacturers and the Company in order to maintain familiarity with the latest technical developments.

       Direct Mail. The Company distributes a catalog as a method of marketing the equipment and services that the Company provides. The mailing is sent once every twelve months to approximately 40,000 ophthalmologists, optometrists and other health care practitioners throughout the United States.

       Trade Shows. The Company attends and exhibits at approximately 15 trade shows or conventions per year including regional and national shows (including those sponsored by the American Academy of Ophthalmology, American Academy of Optometry and Vision Expo-East & West). The Company has recently reduced the number of trade shows it attends in comparison to past years in response to what the Company believes is a trend in the industry for its customers to attend fewer of the local trade shows in favor of the larger meetings that offer more training sessions, industry updates and larger displays of technology.

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

       In July 1993, the Company completed its initial public offering (the "Initial Public Offering") of 1,437,500 Units(the "Units")at an initial offering price of $4.00 per Unit. Each Unit consisted of one share of Common Stock and one warrant to purchase a share of Common Stock at an exercise price of $5.00 per share through July 1998 (collectively, the "Class A Warrants"). All of the Class A Warrants have expired unexercised.

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

       Since the close of the Company's fiscal year ended September 30, 1998, management of the Company has shifted its attention, from seeking sales growth through expansion into new territories and into the ear nose and throat, field to a strategy of evaluating the expansions made and attempting to maximize profitability throughout the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources and Outlook."

  Competition

       The distribution of ophthalmic instruments is competitive. The Company has historically competed on the basis of price, service, promptness of delivery, reputation and relationship with customers. The distribution of ophthalmic instruments is currently dominated by one large distributor which covers a majority of the country and numerous regional owner-operated distributors (the Company is the only publicly-held distributor) located in significant population centers in the country. These distributors sell and service most well-known brands of equipment in relatively small geographical areas and often have long-established relationships with strong loyalties from their clientele. During the fourth quarter of fiscal 1998, Lombart Instruments, the largest ophthalmic instruments distributor in the United States, acquired the instrument division of Essilor Inc., which had been the industry's second largest distributor. As a result of the above combination, the Company believes that it is now the second largest distributor of ophthalmic instruments in the industry.

  Backlog

       The Company has not experienced any significant delays due to backlog from its suppliers during the fiscal year ended September 30, 1998.

  Employees

       As  of   July  27,  1999,   the  Company  employed  21  full-time
  employees, including 3 management personnel, 4 in accounting & operations, and 15 sales and service representatives. The Company considers its relationship with its employees satisfactory and is not a party to any collective bargaining agreement.

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

  ITEM 2.  Description of Property

       The Company maintains all executive, administrative, operational and inventory distribution functions in a 19,000 square foot building located in Romeoville, Illinois, a suburb of Chicago, Illinois. The building is rented pursuant to a lease at a rate of $10,240 per month which will expire on April 30, 2001. Subsequent to the fiscal year ended September 30, 1998, the Company agreed to sub-lease a portion of its facility in Romeoville to a third party for a monthly rental of $1,791. The Company also maintains a facility in Jacksonville, Florida which the Company subleases to a tenant. The lease and the sublease on the facility in Florida are scheduled to expire in October 1999. The monthly rental under the lease is $5,425 and the sublease rental is currently $4,501.

       The Company owns no real estate and does not intend to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities for the foreseeable future.

  ITEM 3.  Legal Proceedings

       On September 29, 1998 the Company filed a declaratory judgment action against Eastman Kodak Company ("Kodak") in the U.S. District Court for the Northern District of Illinois. The action arose out of a dispute regarding the responsibilities of the parties under a settlement reached in a prior lawsuit. Under the settlement of the prior lawsuit, certain indebtedness of the Company to Kodak was converted into restricted common stock, subject to an undertaking by the Company to register the common stock under the Securities Act of 1933 (the "Securities Act") for resale by Kodak by a specified date. The Company filed a registration statement covering the stock. However, the registration statement was not declared effective and, by reason of an amendment to Rule 144 under the Securities Act adopted after the date of the settlement, which rendered restrictions on Kodak's resale of the stock no longer applicable, the Company believed that completing the registration was unnecessary. The purpose of the declaratory judgment action was to seek confirmation that registration is unnecessary and, therefore, that the debt need not be reinstated.

       Kodak answered with a five-count amended counterclaim alleging breach of contract and violations of the Securities and Exchange Act of 1934 and the Illinois Securities Act. Kodak's breach of contract claims arise out of the same facts upon which the Company filed its declaratory judgment action. Subsequent to the fiscal year ended 1998, the Securities violation claims were dismissed. The potential liability to the Company under the breach of contract claims totaled approximately $155,000.

       Although the Company believes that the remaining counterclaims are without merit, the Company and Kodak reached a tentative agreement subsequent to fiscal 1998 in which the Company would provide Kodak with a $71,250 three year promissory note with an interest rate of 10.5% and an initial payment of $3,750 in exchange for the eventual return of 102,285 shares of the Company's common stock to the Company's treasury. As a result of the above, the Company has accrued $75,000 for the fiscal year ended September 30, 1998.

       Except for  such  lawsuit,  the Company  is  not  aware  of   any
  material pending or threatened litigation to which the Company is or would be a party.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the year ended September 30, 1998, no matters were placed before the stockholders of the Company for consideration.

  PART II

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's  and Common Stock  is quoted on the OTC  Electronic
  Bulletin board and are traded under the symbol FKLN. The Company has outstanding additional warrants to purchase Common Stock which are not publicly traded. See Note 6 to the Financial Statements contained elsewhere herein.

       The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for Common Stock for the fiscal years ended September 30, 1997, and 1998. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Common Stock*

                                Bid ($)            Asked ($)
      Period of Quote        High     Low        High      Low
      ---------------      ------     ----       ----      ---
      Fiscal 1997:
      First Quarter        1-3/8       3/8       1-5/8     7/16
      Second Quarter         7/8       5/16       1       17/50
      Third Quarter         11/25      1/4       47/100   27/100
      Fourth Quarter         1/2       1/4        3/5      7/25

      Fiscal 1998:
      First Quarter         37/100    13/100      2/5      3/20
      Second Quarter         8/25      3/25       7/20     1/8
      Third Quarter         27/100    21/100      3/10    23/100
      Fourth Quarter        11/50      3/20       6/25     4/25

      Fiscal 1999:
      First Quarter          9/50      7/100      9/50     7/100
      Second Quarter         3/25      9/100     27/100    9/100
      Third Quarter         15/100     1/20       1/5      3/50

       *The Class A Warrants of the Company expired in July of 1998 and therefore no information is given with respect to the Class A Warrants or Units, which Units were comprised of Common Stock and Class A Warrants.

       At July 27, 1999, there were 214 holders of record of Common Stock. The foregoing is based in part upon information furnished by Continental Stock Transfer and Trust Company, New York, New York, the transfer agent for the Company's Common Stock.

       There have been no cash dividends paid in fiscal years 1997 and 1998. The Company's Agreement with Harris Trust and Savings Bank ("Harris Bank") includes a covenant prohibiting the distribution of dividends by the Company without the consent of Harris Bank. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION--Liquidity and Capital Resources" and Notes 2 and 3 to the Financial Statements contained elsewhere herein.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview

       During fiscal 1998, a major portion of the Company's efforts and resources were directed towards increasing revenue and enhancing operations. In connection with increasing revenue, the Company continued expansion efforts which initially started during fiscal 1997 and continued into 1998 in which the Company expanded direct territorial coverage. In addition to the expansion of ophthalmic distribution territorial coverage, the Company also started selling into the ear nose and throat marketplace. The increase of territorial coverage and expansion into the ear nose and throat marketplace in most cases entailed adding sales representatives with little or no initial payback from the Company's investment in new territories.

       As to operations, the Company acquired and implemented a new computer system to enhance inventory control and other accounting functions, provide for remote access of information for outside sales and service representatives, enable the Company to take advantage of efficiencies provided by the internet, and obtain a system that was Year 2000 Compliant.

       In addition, during fiscal 1998 the Company replaced its former credit facility with a new credit facility with Harris Trust and Savings Bank ("Harris") which increased the Company's credit line from $1.8 million to an amount up to $2.5 million and extended the term of the Company's line of credit to March 31, 2000. The Company also settled in June of 1998 a lawsuit initiated by FOI in December 1996, resulting in a net gain of $266,483. See Notes 4 and 11 to the Financial Statements contained elsewhere herein.

  Going Concern and Management's 1999 Plans

       The report of the Company's independent certified accountants contains an explanatory paragraph as to the substantial doubts that exist concerning the Company's ability to continue as a going concern.

       As discussed in the notes to the financial statements and elsewhere herein, at the end of fiscal 1998, the Company was in violation of certain loan covenants pertaining to net worth and profitability. Subsequent to fiscal 1998, the Company became under-collateralized under its loan agreement with Harris Bank which requires loan amounts on the line of credit to be no greater than 80% of accounts receivable and 50% of inventory (inventory advance can be no greater than $1 million). As a result of these matters, the Company received a notice of default from Harris and the Company's lending rate increased from .5% to 4.5% over Harris Bank's prime lending rate. Because of these defaults and the resulting inability to obtain additional working capital, the Company, in some cases, has been unable to make timely reductions in the amount owed to its product suppliers. As a consequence, the Company is currently unable to obtain otherwise customary trade credit and could be limited to purchases of product on limited credit terms or with payment on delivery.

       The Company's ability to continue as a going concern is ultimately dependent on its ability to increase its margins to a level that will allow it to operate profitably and generate positive cash flows, and to refinance its bank debt. Although a reduction of expenses can contribute to the necessary return to profitability, achieving profitability without an increase in sales and gross profit margins would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

       The Company has initiated a plan to address profitability by emphasizing higher margin territories and areas with immediate or short-term payback, re-focusing on higher margin revenue sources such as technical service and used equipment sales, and the reduction of expenses. To address emphasis on higher margin territories and areas, the Company has eliminated unprofitable territories. In connection with focusing on higher margin revenue sources and due to the completion of the Company's computer systems conversion, the Company has been able to re-direct technical personnel back to emphasizing technical service and used equipment sales. As to reduction of expenses, although the most significant reduction in expenses will be recognized due to the reduction of costs associated with unprofitable territories, other expense reductions should be recognized in other operating expenses due to, amongst other things, termination dates of leases and/or through negotiating efficiencies.

       In addition to the above, the Company has also established an inventory reduction plan to emphasize inventory reduction by:
  1) limiting  the amount of purchases for stock of non-essential items;
  2) highlighting current inventory for substitution of existing orders;
  3) reducing and/or eliminating importing of product in which the Company has to outlay cash up front and/or with limited credit terms; and 4) a reduction of used equipment levels. The above inventory reduction is intended to increase liquidity and thereby reduce the financing of inventory that is needed to fund higher inventory levels, and help enable the Company to get back within the collateral parameters as set forth in its loan agreement with Harris. The Company does not believe that the above will in and of itself reduce sales.

       The Company is currently in negotiations with Harris for a forebearance agreement and the establishment of a plan to bring the Company back within the lending terms of its original agreement with Harris. Overall, the Company believes that with (i) the completion of the above mentioned restructuring of its debt; (ii) the completion of its systems conversion that should allow the Company to redirect focus and personnel to increasing efficiencies in inventory and operations; and (iii) concentrating on territorial coverage with greater returns; that the Company should be able to address the issues that gave rise to non-compliance with its loan agreement and address liquidity issues.

       There can be no assurance that with the aforementioned restructuring that the Company will be able to increase sales levels that would achieve profitability which could force the Company to significantly reduce its operations in order to reduce expenses, refinance its bank debt or take other actions to resolve liquidity constraints that may arise.


  Results of Operations

       Sales increased  by  $1,035,026  or   10.8%  from  $9,568,352  in
  fiscal 1997 to $10,603,378 for the year ended September 30, 1998. Of the $1,035,026 sales increase, $708,661 occurred during the fourth quarter of fiscal 1998 and represented an increase of 27% over the prior year's fourth quarter. Management believes that the increase is primarily due to the continued maturation of the Company's sales force, the development of sales personnel within new territories which the Company added during fiscal 1997 and 1998, an increase in orders for medical residency programs and optometric schools, and the elimination of one of the Company's primary competitor's during the fourth quarter which resulted in the Company acquiring representation in territories it was previously not in and reduced the quantity of competitors in certain markets that the Company currently sells into.

       The Company's gross margin on sales decreased from $2,675,269 for fiscal 1997 to $2,199,464 for fiscal 1998. Gross margin as a percentage of sales decreased from 28.0% in fiscal 1997 to 20.7% in fiscal 1998. The decrease in gross margin as a percentage of sales for the fiscal year 1998 is primarily attributable to 1) the increase in sales into new territories where the Company was attempting to establish a customer base; 2) the increase of school orders as a percentage of sales which because of volume discounts, provided lower profit margins; 3) a reduction of used equipment sales which are at higher profit margins; 4) the shifting of key technical service personnel to oversee the implementation of the new computer system which reduced service revenue; and 5) a reduction of rebate programs sponsored by suppliers as compared to the prior year.

       Selling, general and administrative ("SG&A") expenses increased from $2,572,419 in fiscal 1997 to $2,974,058 in fiscal 1998.
  The Company attributes the increase to inefficiencies related to the transition of computer systems and expenses attributed to the Company's expansion into new territories.

       Amortization and depreciation expense decreased from $307,797 for the fiscal year ended September 30, 1997 to $276,720 for the fiscal year ended September 30, 1998. The decrease is primarily attributable to the elimination of amortization expense related to employment agreements from the Company's acquisition of MOI.

       Due to the increasing uncertainty of realization of the goodwill on the Company's books related to the acquisition of MOI, the Company, deeming the value of the asset permanently impaired in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets", has taken a non-recurring charge of $1,869,312 to write off the remaining balance of goodwill related to MOI. This decision has been made due to recurring losses from operations and as a result, the Company has changed its focus.

       During December of 1996, the Company filed a complaint against the auditing and accounting firm of Marinelli & Scott. During June 1998, a settlement was reached and the complaint was withdrawn. The settlement resulted in a net gain of $272,180 during the fiscal year 1998. The Company also reached a tentative settlement subsequent to fiscal 1998, with Eastman Kodak, Inc. ("Kodak") under which the Company has a three year promissory note for $71,250 with an interest rate of 10.5% and an initial payment of $3,750 in exchange for the return of 102,285 shares of the Company's common stock to the Company's treasury upon the payment in full of the promissory note. The Company recorded an accrual of $75,000 for the fiscal year ended September 30, 1998.

       Interest Expense increased from $150,612 for fiscal 1997 to $214,214 for fiscal 1998. The increase in interest is primarily attributable to the prior year's interest expense with Silicon Bank being offset by interest that was accrued when the Company's bank debt with Silicon was restructured during the first quarter of fiscal 1997. Without the interest that was accrued at the time of the above mentioned restructuring with Silicon, the Company's interest expense would have been $295,737 for fiscal 1997, versus $171,518 for fiscal 1998. This decrease is primarily attributable to the Company refinancing its credit facility and Silicon and transferring its lending facility with Silicon Bank to Harris. The new credit facility with Harris Bank provides for a lending rate of .5% over the Harris prime lending rate from the 2% to 3% over Silicon's prime lending rate that were charged during the comparable prior periods. For fiscal 1998 the decrease is a result of the above mentioned bank refinancing with Harris and the Company's restructuring of its bank financing with Silicon in which Silicon converted $3,175,105 of principal and interest into 2,088,884 shares of the Company's Common Stock which took place during the quarter ended December 31, 1996. See Notes 2 and 3 to the Financial Statements contained elsewhere herein.

  Liquidity and Capital Resources

       Cash flow from operations was a negative $442,817 and a negative $1,039,368 in fiscal 1998 and 1997 respectively. The $596,551 decrease was primarily attributed to increases in accounts receivable, inventory and prepaid expenses to support the Company's growth, and an increase in customer deposits and accounts payable. The Company financed the negative cash flows with increased credit from bank financing. See Notes 4 and 6 to the Financial Statements included elsewhere herein.

       Until December 30, 1997, the Company's principal credit facility had been a revolving credit facility with Silicon. On December 30, 1997, the Company reached agreement with Harris on an Amended and Restated Loan and Security Agreement ("Harris Loan Agreement") in which Harris purchased from Silicon all of Silicon's rights, title and interest in the Company's Revised Agreement with Silicon. The agreement provides for credit facilities comprised of a Revolving Credit Note for an amount up to $2,200,000 ("Revolving Note") and a Secured Promissory Note in the amount of $300,000 ("Promissory Note"). The Revolving Note is secured by all of the Company's assets, and provides for a line of credit comprised of a borrowing base equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. The Revolving Note expires on March 31, 2000.

       The Promissory Note provides for a loan of $300,000 in which principal payments of $3,750 are to commence on February 1,1998 and continue through March 1, 2000. On March 31, 2000, a final principal payment equal to the entire unpaid principal balance hereof, together with any and all amounts due under the Promissory Note.

       In addition, under the terms of the Harris Loan Agreement, the Company will have the option of borrowing rates on the Revolving Note and the Promissory Note based on either Harris Bank's Commercial Prime Rate plus .5% (the "Base Rate") or the London Interest Based Rate ("LIBOR") plus 3%. The Company was also charged a one time loan origination fee of $15,000. The terms of the loan also include the personal guarantees of Messrs. Michael J. Carroll, James J. Urban, and Brian M. Carroll, the Company's CEO, COO and CFO respectively, for an amount not to exceed $200,000.

       The Harris Loan Agreement includes certain financial covenants as follows: (1) a consolidated adjusted tangible net worth such that the Consolidated Tangible Net Worth increases (i) by $200,000 during the period from October 1, 1997 to September 30, 1998,(ii) by $250,000 during the period from October 1, 1998 to September 30, 1999 and
  (iii)by $250,000 during the period form October 1, 1999 to September 30, 2000; (2) a net book value equal to or greater than $1,450,000 ; and (3) during each fiscal quarter of each Fiscal year show a fixed charge ratio, as defined, of 1.4:1 for the Company's fiscal year ending September 30, 1998 and a ratio of 2.0:1 thereafter.

       As a result of losses incurred during fiscal 1998, the Company was in violation of the loan covenants with Harris for 1) net tangible net worth increase; 2) the net book value; 3) and the fixed charge ratio. In addition, subsequent to fiscal 1998, the Company became under-collateralized according to the provisions of its line of credit in which the Company is able to borrow up to an amount up to $2.2 million under collateral provisions of 80% of accounts receivable and 50% of inventory (for an amount not to exceed $1,000,000 of net borrowing). In connection with the under-collateralization, the Company received a notice of default from Harris subsequent to year end. As a result of such default, Harris Bank is charging the Company a default rate on the credit facilities of 4% in excess of the Base Rate as from time to time in effect. The Company is currently in negotiations with Harris for a forebearance agreement and the establishment of a plan to bring the Company back within the lending terms of its original agreement. However, there can be no assurances that the Company will be successful in its negotiations with Harris.

  Outlook

       For fiscal 1999, the Company intends to concentrate on improving profitability by emphasizing territories which have the greatest profitability and or short term prospects of profitability. In addition, in connection with the completion of the aforementioned conversion of computer systems, the Company has focused on operational and financial concerns by optimizing inventory levels to improve liquidity, reduce the financing necessary to fund inventory levels, and allow the Company to hopefully complete it financial restructuring with Harris.

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

  Implementation of New Accounting Standards

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display income and is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

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

  Year 2000 Compliance

       In response to the Year 2000 issue, the Company has evaluated its accounting system and has modified existing programs and/or converted to Year 2000 compliant software. The Company estimates that it has expended approximately $120,000 on such modifications. In addition, the Company has received information from its major suppliers that such suppliers have updated their systems to comply with Year 2000. As no single customer accounts for a material portion of the Company's revenues, the Company has not had, and does not intend to have discussions with its customers about their Year 2000 compliance. Based on the foregoing, the Company believes that its business, financial condition and results of operations will not be materially adversely affected by the Year 2000 issue. Forward Looking Statements

       This Annual Report on Form 10-KSB contains forward looking Statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward looking statements as a result of various factors, including but not limited to consolidations and other competitive developments in the Company's industry; the continuing effectiveness of the Company's sales efforts, including the Company's ability to attract and retain qualified sales representatives; the Company's ongoing ability to comply with financial covenants under the Harris Loan Agreement; the impact of increases in market interest rates on the Company's borrowing costs; increases in the cost of labor or products of the Company that cannot fully be recouped in sales prices to the Company's customers; failure of the Company's or its suppliers' software to operate as expected in compliance with Year 2000; and other general economic risks.

  ITEM 7.   Financial Statements


                FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                      INDEX TO FINANCIAL STATEMENTS


                                                                   Page

     Report of Independent Certified Public Accountants            F-2

     Balance Sheets                                                F-3

     Statements of Operations                                      F-5

     Statements of Cash Flow                                       F-6

     Statements of Stockholders Equity (Deficit)                   F-7

     Notes to the Financial Statements                             F-8

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  To the Board of Directors
  of Franklin Ophthalmic Instruments Co., Inc.
  Romeoville, Illinois

       We have audited the accompanying balance sheets of Franklin Ophthalmic Instruments Co., Inc. as of September 30, 1997 and 1998 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Ophthalmic Instruments Co., Inc. at September 30, 1997 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
  Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in stockholders' equity. In addition, the Company has violated various covenants of its bank credit agreement. The Company does not have the ability to pay these debts should the lender demand payment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ BDO Seidman, LLP
  Chicago, Illinois
  January 22, 1999

                FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                              BALANCE SHEETS
                                  ASSETS

                                                September   September
                                                   30,         30,
                                                  1997        1998
                                              -----------   -----------
  Current Assets:
     Cash and cash equivalents               $         -   $          -
     Accounts receivable, less allowance for
      doubtful accounts of $23,438                851,574     1,198,578
     Inventory, less allowance of $60,000
      and $85,000 respectively                  1,583,510     1,798,301
     Prepaid expenses and other assets            170,787       181,512
                                              -----------   -----------
        Total current assets                    2,605,871     3,178,391
                                              -----------   -----------
  Property and equipment, at cost:
     Furniture and equipment                      638,938       326,698
     Automobiles and trucks                       119,193        42,093
     Leasehold improvements                       121,915        35,121
                                              -----------   -----------
                                                  880,046       403,912
     Less: Accumulated depreciation and
      amortization                                707,837       200,672
                                              -----------   -----------
        Total net property and equipment          172,209       203,240
                                              -----------   -----------
  Other assets:
     Deposits                                      13,903        13,903
     Intangible assets, net of accumulated
       amortization of $924,978                 2,053,916             -
                                              -----------   -----------
        Total other assets                      2,067,819        13,903
                                              -----------   -----------
        Total assets                         $  4,845,899  $  3,395,534
                                              ===========   ===========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL
                   PART OF THESE FINANCIAL STATEMENTS.

                                   F-3

                FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                              BALANCE SHEETS
                               (CONTINUED)
             LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)

                                                September   September
                                                   30,         30,
                                                  1997        1998
                                              -----------   -----------
  Current liabilities:
     Bank overdrafts                         $     95,309  $    115,035
     Bank line of credit                                -     2,111,506
     Current portion of long-term debt            157,127       268,397
     Accounts payable                           1,075,382     1,670,921
     Current portion of capitalized
      lease obligations                            18,314        46,757
     Deposits                                     114,839       238,929
     Accrued liabilities                          259,089       389,101
                                              -----------   -----------
        Total current liabilities               1,720,060     4,840,646
                                              -----------   -----------
  Long-term debt:
     Long-term portion of line of
      credit with bank                          1,659,314             -
     Long-term debt, less current portion               -        65,853
     Capitalized lease obligations,
      less current portion                         12,382             -
                                              -----------   -----------
        Total long-term debt                    1,671,696        65,853
                                              -----------   -----------
        Total liabilities                       3,391,756     4,906,499
                                              -----------   -----------
  Stockholders' equity (deficit):
     Common stock: $0.001 par value;
      authorized 25,000,000 shares;
      19,583,378 shares issued and
      outstanding at September 30, 1997
      and September 30, 1998                       19,583        19,583
     Additional paid-in capital                11,022,940    11,022,940
     Accumulated deficit                       (9,588,380)  (12,553,488)
                                              -----------   -----------
        Total stockholders' equity (deficit)    1,454,143    (1,510,965)
                                              -----------   -----------
        Total liabilities and
         stockholders' equity (deficit)      $  4,845,899  $  3,395,534
                                              ===========   ===========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL
                   PART OF THESE FINANCIAL STATEMENTS.

                                   F-4

                FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                         STATEMENTS OF OPERATIONS

                                            For the year ended
                                               September 30,
                                            1997          1998
                                      -------------  -------------
  Sales                              $    9,568,352 $   10,603,378
       Cost of sales                      6,893,083      8,403,914
                                      -------------  -------------
  Gross profit                            2,675,269      2,199,464

  Less:
     Selling, general and
      administrative expenses             2,572,419      2,974,058
     Amortization and depreciation          307,797        276,720
     Impairment of goodwill                       -      1,869,312
                                      -------------  -------------
  Loss from operations                     (204,947)    (2,920,626)
                                      -------------  -------------
  Other income (expense):
     Interest expense                      (150,612)      (214,214)
     Settlement income, net                       -        191,483
     Loss on fixed assets                         -        (24,139)
     Other income                                 -          2,389
                                      -------------  -------------
        Other income (expense), net        (150,612)       (44,481)
                                      -------------  -------------
  Loss before extraordinary item           (355,559)    (2,965,108)

  Extraordinary item, gain from
  debt restructuring                      2,871,513              -
                                      -------------  -------------
  Net income (loss)                  $    2,515,954 $   (2,965,108)
                                      =============  =============

  Income (loss) per common share:
     Loss before extraordinary item  $        (0.02)$        (0.15)
                                      =============  =============
     Extraordinary item                        0.17              -
                                      -------------  -------------
     Net income (loss)               $         0.15  $      (0.15)
                                      =============  =============
     Weighted average number of
        common shares outstanding        16,719,389     19,583,378
                                      =============  =============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   F-5

                FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                         STATEMENT OF CASH FLOWS

                                             For the fiscal year ended
                                                   September 30,
                                                 1997          1998
                                             ----------    -----------
  Cash flows from operating activities:
     Net income (loss)                      $ 2,515,954   $ (2,965,108)
     Adjustments to reconcile net
      income (loss) to net cash used
      in operating activities:
        Depreciation                             89,443         92,116
        Amortization                            218,354        184,604
        Impairment of goodwill                        -      1,869,312
        Loss on disposal of fixed assets              -         24,138
        Gain from debt restructuring         (2,871,513)             -
        Loss on litigation                            -         75,000
        Changes in current assets and
         liabilities:
           Accounts receivable                 (131,297)      (347,004)
           Inventory                           (227,453)      (214,791)
           Prepaid expenses                    (151,759)       (10,725)
           Other assets                              32              -
           Deposits                            (315,005)       124,090
           Accounts payable, trade and
            accrued liabilities                (166,124)       725,551
                                             ----------    -----------
  Net cash used in operating activities      (1,039,368)      (442,817)
                                             ----------    -----------
  Cash flows from investing activities:
     Acquisition of equipment                   (45,807)      (147,285)
                                             ----------    -----------
  Net cash used in investing activities         (45,807)      (147,285)
                                             ----------    -----------
  Cash flows from financing activities:
     Net change in bank overdrafts               39,712         19,726
     (Decrease) increase in capital leases      (16,124)        16,061
     Net change in borrowings under
      line of credit                           (142,686)       554,315
     Net proceeds from issuance of
      common stock                            1,365,263              -
     Decrease in long-term debt                (160,990)             -
                                             ----------    -----------
  Net cash provided by financing activities   1,085,175        590,102
                                             ----------    -----------
  Net decrease in cash and cash equivalents           -              -
  Cash and cash equivalents at
   beginning of period                                -              -
                                             ----------    -----------
  Cash and cash equivalents at
   end of period                            $         -   $          -
                                             ----------    -----------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                   F-6

                    FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                   STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)


                             Common stock
                               $0.001 par                             Total
                                 value    Additional               stockholder's
                     Number of             paid-in                   equity
                       shares   Amount     capital      Deficit     (deficit)
                       ---------  ------   ----------  -----------   ----------
BALANCE,Sept.30, 1996   9,544,810 $9,545  $ 8,868,577 $(12,104,334) $(3,226,212)

Private placement-qtr.
ended 12/31/96(Note 7)  4,801,000  4,801    1,195,449            -    1,200,250
Conversion of notes
payable (Note 6)          248,684    248       61,923            -       62,171
Silicon conversion of bank
debt (Notes 3,4,7)      2,088,884  2,089      520,132            -      522,221
Private placement-quarter
ended 6/30/97 (Note 7)  2,900,000  2,900      577,100            -      580,000
Offering costs of private                                               -
 placements                                  (200,241)                 (200,241)
Net Income                                               2,515,954    2,515,954
                        ---------  ------   ----------  -----------   ----------
BALANCE,Sept.30,1997   19,583,378 19,583   11,022,940   (9,588,380)   1,454,143

 Net loss                      -       -            -   (2,965,108)  (2,965,108)
                        ---------  ------   ----------  -----------   ----------
BALANCE,Sept.30,1998   19,583,378 $19,583 $11,022,940 $(12,553,488) $(1,510,965)
                       ==========  ======   ==========  ===========   ==========



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL
                   PART OF THESE FINANCIAL STATEMENTS.

                                   F-7

                FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                      NOTES TO FINANCIAL STATEMENTS

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)  Nature of Business

       Franklin Ophthalmic Instruments Co., Inc. (the "Company"), located in Romeoville, Illinois, is engaged in the national retail sale of ophthalmic instruments which are marketed to doctors, hospitals, universities and the U.S. governmental institutions through the use of catalogs and outside sales representatives. The Company's principal markets are located in the Midwest, Southeast and the West Coast of the United States. The Company's operations involve granting credit to local, regional and national medical practices, hospitals, universities and to the military. Concentrations of credit risk are limited by the large number of entities comprising the Company's customer base and the geographic diversity of the Company's customers. The Company operates under the trade name "Franklin MOI".

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

       It is the Company's policy to periodically evaluate the carrying value of its operating assets, including goodwill, and to recognize impairments when the estimated future net operating cash flows to be generated from the use of the assets are less than their carrying value. The Company measures impairment of goodwill by the difference between the carrying value and the estimated discounted cash flows from the assets. In fiscal 1998, goodwill related to the purchase of MOI was fully written off as these assets were deemed to have been permanently impaired. See Note 12 for further discussion.

       Amortization expense related to intangible assets was $218,354 for the year ended September 30,1997 and $184,604 for the year ended September 30, 1998.

       (F)  Income Taxes

       The Company provides for deferred taxes on the difference between the financial reporting and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109.

       (G)  Net Income/(Loss) per Share

       In Fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement No. 128 replaces the previously reported primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.

       Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Outstanding common stock options and warrants have been excluded from the computation of earnings (loss) per share as their effect would be anti-dilutive.


       (H)  Cash and Cash Equivalents

       The Company considers all highly liquid investments that have maturity of three months or less on the date of purchase to be cash equivalents.

       (I)  Financial Instruments

       Financial instruments which potentially subject the Company to concentrations of risk consist principally of accounts receivable. The accounts receivable are from numerous entities located throughout the United States and the associated credit risks are limited. The carrying values reflected in the balance sheet at September 30, 1998 reasonably approximate the fair values for accounts receivable and payable.

       (J)  Revenue Recognition

       The Company recognizes revenue and the related costs when merchandise is shipped.

       (K)  Advertising

       Advertising costs are expensed as incurred and included in "selling, general and administrative expenses". Advertising expenses amounted to approximately $57,000 in fiscal 1997 and approximately $96,000 in fiscal 1998.

       (L)  Recent Accounting Pronouncements

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

  2.  GOING CONCERN

      The report of the Company's independent certified public accountants contains an explanatory paragraph as to the substantial doubts that exist concerning the Company's ability to continue as a going concern.

       As discussed in Note 4, at the end of fiscal 1998, the Company was in violation of certain loan covenants pertaining to net worth and profitability. Subsequent to fiscal 1998, the Company became under-collateralized according to its loan agreement with Harris Bank ("Harris")which requires loan amounts on the line of credit to be no greater than 80% of accounts receivable and 50% of inventory (inventory advance can be no greater than $1 million). As a result of these matters, the Company received a notice of default from Harris. Because of these defaults and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers. As a consequence, the Company is currently unable to obtain otherwise customary trade credit and could be limited to purchases of product on limited credit terms or with payment on delivery.

       The Company's ability to continue as a going concern is ultimately dependent on its ability to increase its margins to a level that will allow it to operate profitably and generate positive cash flows, and to refinance its bank debt. Although a reduction of expenses can contribute to the necessary return to profitability, achieving profitability without an increase in sales and gross profit margins would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

       To address the above issues, the Company has initiated a plan to address profitability by emphasizing higher margin territories and areas with immediate or short-term payback, re-focusing on higher margin revenue sources such as technical service and used equipment sales, and the reduction of expenses. To address emphasis on higher margin territories and areas, the Company has eliminated unprofitable territories. In connection with focusing on higher margin revenue sources and the completion of the Company's computer systems conversion, the Company has been able to re-direct technical personnel back to emphasizing technical service and used equipment sales. As to reduction of expenses, although the most significant reduction in expenses will be recognized due to the reduction of costs associated with unprofitable territories, other expense reductions should be recognized in other operating expenses due to, amongst other things, termination dates and/or through negotiating efficiencies.

       In addition to  the above, the  Company has  also established  an inventory reduction plan to emphasize inventory reduction by: 1) limiting the amount of purchases for stock of non-essential items; 2) highlighting current inventory for substitution of existing orders; 3) reducing and/or eliminating importing of product in which the Company has to outlay cash up front and/or with limited credit terms; and 4) a reduction of used equipment levels. The above inventory reduction is intended to increase liquidity and thereby reduce the financing of inventory that is needed to fund higher inventory levels, and help enable the Company to get back within the collateral parameters as set forth in its loan agreement with Harris.

       In connection with the Company's primary lending facility, the Company is currently in negotiations with Harris for a forebearance agreement and the establishment of a plan to bring the Company back within the lending terms of its original agreement with Harris. Overall, the Company believes that with (i) the completion of the above mentioned restructuring of its debt; (ii) the completion of its systems conversion that should allow the Company to redirect focus and personnel to increasing efficiencies in inventory and operations; and
  (iii) concentrating on territorial coverage with greater returns; that the Company should be able to address the issues that gave rise to non-compliance with its loan agreement and address liquidity issues.

       There can be no assurance that with the aforementioned restructuring that the Company will be able to increase sales levels that would achieve profitability which could force the Company to significantly reduce its operations in order to reduce expenses, refinance its bank debt or take other actions to resolve liquidity constraints that may arise.

  3.   RESTRUCTURING

       During the first quarter of the fiscal year ended September 30, 1997, the Company completed a restructuring that began during fiscal 1995 with the consolidation of the Company's facilities into Romeoville, Illinois (the location of MOI) and a change in management that included the appointment of the Company's current CEO, COO and CFO. During the fourth quarter of fiscal 1996, the Company reached agreements with Silicon Valley Bank ("Silicon"), its primary trade creditors and certain of its debt-holders for the restructuring of some of the Company's outstanding debt. In addition, the Company was able to raise $1,200,250 and $580,000 through the private placements of equity in the first and third quarters of fiscal 1997 respectively.

       Pursuant to the agreement with Silicon, during the first quarter of fiscal 1997 approximately $3.2 million owing to Silicon was converted into shares of the Company's Common Stock at a conversion rate of $1.52 per share and the remaining $1.8 million owing to Silicon was transferred into a new credit facility. In connection with the restructuring of trade debt during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997: (i)
  $533,000 of trade debt was converted to stock in the Company at a rate of $1.52 per share; (ii) $201,000 was forgiven; and (iii) approximately $335,000 was converted to promissory notes with terms of up to 24 months. The debt restructuring resulted in an extraordinary gain of $2,871,513 for the fiscal years ended 1997.

  4.   NOTES PAYABLE - BANK

       Until December 30, 1997, the Company's principal credit facility had been a revolving credit facility with Silicon. The line of credit, which was secured by essentially all of the Company's assets, initially provided for borrowings of up to $4,000,000, limited to (i) 80% of the amount of eligible accounts receivable; and (ii) the lesser of $1,500,000 or 50% of the book value of eligible inventories, reduced by trade accounts payable. The line of credit provided for the payment of interest monthly at the rate of 1% over the bank's prime rate for borrowings collateralized by accounts receivable and 3% over the bank's prime rate for borrowings collateralized by inventory. The line of credit was scheduled to mature on February 5, 1998. See Note 3 to the Financial Statements included elsewhere herein.

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

       On December 30, 1997, the Company reached agreement with Harris on an Amended and Restated Loan and Security Agreement ("Harris Loan Agreement") in which Harris purchased from Silicon all of Silicon's rights, title and interest in the Company's Revised Agreement with Silicon. The agreement provides for credit facilities comprised of a Revolving Credit Note for an amount up to $2,200,000 ("Revolving Note") and a Secured Promissory Note in the amount of $300,000 ("Promissory Note"). The Revolving Note is secured by all of the Company's assets, and provides for a line of credit comprised of a borrowing base equal to the sum of (i) 80% of the amount of eligible accounts receivable and (ii) the lesser of 50% of eligible inventories or $1,000,000. The Revolving Note expires on March 31, 2000.

       The Promissory Note provides for a loan of $300,000 in which principal payments of $3,750 are to commence on February 1, 1998 and continue through March 1, 2000. On March 31, 2000, a final principal payment equal to the entire unpaid principal balance hereof, together with any and all amounts due under the Promissory Note.

       In addition, under the terms of the Harris Loan Agreement, the Company will have the option of borrowing rates on the Revolving Note and the Promissory Note based on either Harris Bank's Commercial Prime Rate plus .5% or the London Interest Based Rate ("LIBOR") plus 3%. The Company was also charged a one time loan origination fee of $15,000. The terms of the loan also include the personal guarantees of Messrs. Michael J. Carroll, James J. Urban, and Brian
  M. Carroll, the Company's CEO, COO and CFO respectively, for an amount not to exceed $200,000.

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

       As a result of the losses incurred during fiscal 1998, the Company was in violation of the loan covenants with Harris for 1) Net Tangible Net Worth Increase; 2) the net book value; 3) and the fixed charge ratio. In addition, subsequent to fiscal 1998, the Company became under-collateralized according to the provisions of its line of credit in which the Company is able to borrow up to an amount up to $2.2 million under collateral provisions of 80% of accounts receivable and 50% of inventory (for an amount not to exceed $1,000,000 of net borrowing). As a result of these matters, the Company received a notice of default from Harris subsequent to year-end. As a result of such default, Harris Bank is charging the Company a default rate on the credit facilities of 4% in excess of the Base Rate as from time to time in effect. The Company is currently in negotiations with Harris for a forebearance agreement and the establishment of a plan to bring the Company back within the lending terms of its original agreement. However, there can be no assurance that the Company will be successful in its negotiations with Harris.

       As a result of the violations of the credit agreement with Harris Bank, the Company's notes payable to bank have been classified as short-term debt at September 30, 1998.


  5.   SHORT TERM DEBT - RELATED PARTY

       During August of 1996, the Company borrowed $215,188 from an individual under a 30 day promissory note bearing interest at 10% per annum and a note origination fee of $6,450. In October, the note was converted to 860,752 shares of common stock in the Company as participation in the Company's Private Placement offering which commenced on October 1, 1996. See Note 7. In addition, warrants exercisable for $1.00 were also issued as part of the participation in the aforementioned Private Placement offering which warrants have expired unexercised.

  6.   LONG-TERM DEBT

          Long-term debt consists of the following:
                                                         September 30,
                                                       1997          1998
                                                    ---------    ---------
     Notes Payable collateralized by automobiles
      and trucks, with interest rates between
      4.8% and 9.3%, principal and interest payable
      monthly, due on or before September 1998     $    4,668   $       -

     10% trade creditor promissory note payable
      monthly through October 1998                     97,421            -

     10% trade creditor promissory note payable
      monthly from December 1996 through
      November 1998 of which $14,567
      represents amounts for deferred interest.        55,038            -

     Notes Payable secured by all business assets,
      Interest rate 8.25%, principal and interest
      payable monthly, due on or before March 31,
      2000.                                                 -      263,000

     Notes Payable, secured by a stock pledge and
      Security agreement, interest 10.5%, principal
      and in interest payable quarterly, due on
      before July 1, 2002.                                  -       71,250

                                                    ---------    ---------
     Total long-term debt                             157,127      334,250

     Less current portion                             157,127      268,397
                                                    ---------    ---------
     Long-term debt, less current portion          $        -   $   65,853
                                                    =========    =========

  The aggregate amounts of long term debt mature as follows:

       Year ending September 30,                        Amount
       -------------------------                        -------
               1999                                    $268,397
               2000                                      23,750
               2001                                      23,750
               2002                                      17,831
                                                        -------
                                                       $334,250

       During August of 1996, the Company reached agreement with a trade creditor in which of the $222,104 owed, $66,631 would be converted to a 24 month promissory note with simple interest at 10%, and the balance, $155,473 would be converted into 102,285 shares of the Company's Common Stock (a conversion rate of $1.52 per share). In November of 1997, the Company reached agreement with another trade creditor in which of the $540,000 owed,$162,000 would be converted into 248,684 shares of the Company's Common Stock(a conversion rate of $1.52 per share). See Note 7 to the Financial Statements included elsewhere herein.

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

       In connection with a tentative agreement between the Company and Eastman Kodak Company ("Kodak") reached subsequent to fiscal 1998, the Company accrued for a three year promissory note for $71,250 and an initial payment of $3,750 with an interest rate of 10.5% in exchange for the return of 102,285 shares of the Company's common stock to the Company's treasury upon the payment in full of the promissory note.

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

  7.   STOCKHOLDERS' EQUITY

       (A)  Common Stock  and Common  Stock Warrant  Transactions   (the
  "Securities Transactions").

       In addition to the securities transactions described in Notes 3, 4, 5 and 6 above, the following occurred during fiscal 1997 and 1998:

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

  In accordance with anti-dilution rights of Class A Warrants that were issued during the Company's Initial Public Offering in July 1993, the exercise price for the Class A Warrants was reduced during fiscal 1997 from its original level of $5.00 per share of Common Stock to $2.30 per share, and the aggregate number of shares of Common Stock issuable upon exercise of such warrants were also increased from 2,062,500 to 4,487,740. During July of 1998, the Class A warrants expired unexercised.

       (B)  Outstanding Stock Purchase Warrants

  Class A Warrants. A total of 2,062,500 Class A Warrants were issued and outstanding at September 30, 1997. During July of fiscal 1998, all Class A Warrants outstanding expired unexercised.

  Class B and Class C Warrants. A total of 2,156,500 Class B Warrants and 244,000 Class C Warrants were issued at September 30, 1997. During the quarter ended June 30, 1998, the B and C Warrants expired unexercised.

       Other Warrants. In connection with certain modifications of the Company's line of credit with Silicon, the provider of the Company's line of credit facility up to December of 1997, the Company issued 44,119 warrants to Silicon exercisable on or before March 31, 2000 at a price of $0.50 per share. The Company also issued 400,000 warrants to Prinz-Franklin, L.L.C. in connection with a private placement during the third quarter of fiscal 1997, with 200,000 exercisable on or before April 10, 2001 and 200,000 exercisable on or before May 10, 2001 at a price of $1.00 per share. The Company also issued 200,000 warrants to Mr. Brian M. Carroll in connection with an employment agreement executed during May of 1998. The warrants issued to Mr. Brian Carroll provide for an exercise price of $.23 per share and expire during April of 2002.

       The following sets forth the common stock purchase warrants outstanding which were exercisable as of September 30, 1998:

          Shares Obtainable        Per Share                Exerciseable
          on Exercise              Exercise Price           Through
           44,119                  $ .50                    March 2000

          200,000                  $1.00                    April 2001

          200,000                  $1.00                    May 2001

          200,000                  $ .23                    April 2002

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


       The following sets forth the activity for the 1993 Plan and the 1994 Plan for fiscal 1997 and 1998:

                              1993 Plan               1994 Plan
                         Shares   Exercise Price  Shares   Exercise Price
                         -------    ----------    ------      ----------
     Outstanding at
      September 30, 1996 120,000   $ .50-4.625    67,500     $2.625-3.19
                         -------    ----------    ------      ----------
     Fiscal 1997
          Granted              -   $         -         -               -
          Forfeited            -             -    14,000     $      3.19
     Outstanding at      -------    ----------    ------      ----------
      September 30, 1997 120,000   $ .50-4.625    53,500     $2.625-3.19

     Fiscal 1998
          Granted              -   $         -         -               -
          Forfeited      120,000             -    53,500     $         -
     Outstanding at      -------    ----------    ------      ----------
      September 30, 1998       -   $       -           -     $         -
                         =======    ==========    ======      ==========

       Options and warrants issued subsequent to January 1, 1996 are not material under the provisions of SFAS No. 123.

  8.   INCOME TAXES

       The following sets forth the deferred tax assets and  liabilities
  resulting from temporary differences between the financial   reporting
  and tax bases of assets and liabilities:

                                                     September 30,
                                                   1997         1998
                                                 ---------    ---------
          Deductible temporary differences
          Net operating loss carry forwards     $2,874,000    3,276,000
          Allowance for doubtful accounts           10,000       10,000
          Valuation reserve for inventory
           obsolescence                             24,000       34,000
          Valuation allowance for deferred
            tax assets                          (2,908,000)  (3,320,000)
                                                 ---------    ---------
               Net deferred tax asset           $        -      $     -
                                                 ---------   -----------

       As of September 30, 1998, the Company has net operating loss carryforwards of approximately $8,200,000 which may be used to reduce taxable income and income taxes in future years. The availability of certain operating loss carryforwards to offset future years' taxable income is subject to certain limitations due to changes in the Company's ownership during the year ended September 30, 1993. The carryforwards expire from fiscal 2008 to fiscal 2011.

  9.    COMMITMENTS AND CAPITAL LEASE OBLIGATIONS

       The Company leases office, warehouse and service facilities under operating leases through 2001. Rent expense (net of sublease income) was $112,696 for the year ended September 30, 1997 and $124,343 for the year ended September 30, 1998.

       Future obligations under the non-cancelable operating leases with initial remaining terms in excess of one year at September 30, 1998 are as follows:

          Year Ending         Minimum               Minimum
          September 30,    Rental Payments      Sublease Income      Net
          ----                 --------          --------       --------
          1999                  185,955            56,907        129,048
          2000                  126,522             4,833        121,689
          2001                   70,653                -          70,653
                               --------          --------       --------
          Total                $383,130         $  61,740       $321,390

     The  Company  leases  equipment   under  capital  lease   financing
  arrangements.   Amortization  expense associated  with  the  equipment
  leases for the years  ended September 30, 1997  and 1998 was  $15,794, and $21,655 respectively.

          Future minimum capital lease payments are as follows:

           Year ending September 30,                   Amount
           -------------------------                   -------
                 1999                                  $35,966
                 2000                                  $21,143
                                                       -------
               Total before interest deduction         $57,109
               Less amount representing interest       $10,352
                                                       -------
               Capital lease obligations               $46,757
                                                       =======

  10.   STATEMENT OF CASH FLOWS

                                                    For the year ended
                                                       September 30,
                                                    1997         1998
                                                    ----         ----
  Supplemental disclosure of cash
   flow information:

  Cash paid during the period for interest      $ 331,569      $ 210,914

  Supplemental schedule of non-cash
      investing and financing activities:

       Note payable issued to vendor as a
       Result of litigation settlement          $       -      $  75,000

       Common stock issued in connection
        with the conversion of debt               799,138              -
                                                 --------       --------
   Total non-cash investing and
    financing activities                        $ 799,138      $  75,000
                                                 ========       ========

  11.  LITIGATION SETTLEMENTS

        During December of 1996, the Company filed a complaint against the auditing and accounting firm of Marinelli & Scott. During June 1998, a settlement was reached and the complaint was withdrawn. The settlement resulted in a net gain of $266,483 during the fiscal year 1998.

       In September 1998, the Company filed a judgment action against Eastman Kodak Company ("Kodak"), regarding the responsibilities of the parties under a settlement reached in a prior lawsuit. Kodak responded with a counterclaim alleging breach of contract and securities violations. The Company and Kodak reached a tentative settlement subsequent to fiscal 1998, under which the Company has a three year promissory note for $71,250 with an interest rate of 10.5% and a down payment of $3,750 in exchange for the return of 102,285 shares of the Company's common stock to the Company's treasury upon the payment in full of the promissory note. The Company recorded an accrual of $75,000 for the settlement for the fiscal year ended September 30, 1998.

  12.  INTANGIBLE ASSETS

       Due to the increasing uncertainty of realization of the goodwill on the Company's books related to the acquisition of MOI, the Company, deeming the value of the asset permanently impaired in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets", has taken a non-recurring charge of $1,869,312 to write off the remaining balance of goodwill related to MOI. This decision has been made due to recurring losses from operations and as a result, the Company has changed focus.

  13.   EMPLOYEE BENEFIT PLAN

       The Company established a profit-sharing 401(k) plan in May 1997, for the benefit of substantially all of its employees. The plan allows employee contributions under a deferred compensation arrangement (401(k)). The plan provides for employer discretionary profit-sharing contributions. There were no company contributions for the fiscal years ended September 30, 1997 and 1998. The year end for the plan is based on a calendar year.

  14.  FOURTH QUARTER ADJUSTMENTS

       The Company recorded numerous year-end adjustments during the fourth quarter of 1998 which resulted in earnings being reduced by $2,525,632 during this period. The adjustments were primarily attributed to the write-off of goodwill of $1,869,312 and unrecorded liabilities of $468,636.


  15. QUARTERLY FINANCIAL DATA (Unaudited)

          During the fourth quarter of 1998 the Company also recorded various yearend adjustments related primarily to amortization of prepaid expenses, inventory and accrued expenses, which resulted in adjustments to its previously reported earnings for the first three quarters of 1998. The impact of these adjustments is as follows:

                      December 31, 1997    March 31, 1997    June 30, 1998
                           --------            --------         ---------
  Net Income
   As Previously
       Reported           $  26,160           $   1,139        $  251,550

  Impact of Fourth
   Quarter Adjustments      (84,517)           (163,855)         (187,380)
                           --------            --------         ---------
  Adjusted Net
   Income (Loss)          $ (58,357)          $(162,716)       $   64,170
                           ========            ========         =========
  Earnings Per Share
   As Previously Reported $    0.00           $    0.00        $     0.01
                           ========            ========         =========
  Adjusted Earnings
    (Loss) Per Share      $    0.00           $   (0.01)       $     0.00
                           ========            ========         =========

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Directors and Executive Officers

       The following table sets forth the names, ages and positions held with respect to each director and executive officer of the Company as of September 30, 1998:

          Name                    Age   Position with the Company
          ------------------      ---   -------------------------
          Michael J. Carroll       59   President, Chief Executive
                                        Officer and Director

          James J. Urban           61   Senior Vice President, Chief
                                        Operating Officer and Director

          Brian M. Carroll         35   Vice-President and Chief
                                        Financial Officer

          James F. Forrester       55   Director

          Philip Kantz             55   Secretary

          John Prinz               38   Director

         Michael J. Cavuoti        29   Director and Secretary

       Michael J. Carroll was appointed President of the Company effective January 1, 1995 and in April 1995, Mr. Carroll was also appointed Chief Executive Officer and a director of the Company. Prior to joining the Company, Mr. Carroll, along with James J. Urban, was a stockholder/founder of MOI, until July 1994 when all of the outstanding capital stock of MOI was acquired by the Company. Mr. Carroll was Vice President and Sales Manager of MOI. Prior to the organization of MOI in 1982, Mr. Carroll held various executive positions in ophthalmic instrument and optical firms including Vice President of House of Vision, Inc. (a firm in the business of manufacturing optical products and the distribution of ophthalmic instruments with over 150 locations and approximately 1,100 employees). During October of 1998, Mr. Carroll resigned from his position as President, Chief Executive Officer, and Director and was subsequently appointed to a sales position with the Company. During June of 1999, Mr. M. Carroll was re-appointed as President and Chief Executive Officer.

       James J. Urban was appointed Senior Vice President and Chief Operating Officer effective January 1, 1995. Prior to joining the Company, Mr. Urban, along with Mr. Michael Carroll, was
  stockholder/founder  of  MOI,  until  July   1994  when  all  of   the
  outstanding capital stock of MOI was acquired by the Company. Mr. Urban served as President of MOI from its incorporation in 1982. Prior to the inception of MOI, Mr. Urban held various executive positions with several ophthalmic instrument distribution companies. During October of 1998, Mr. Urban was replaced as Chief Operating Officer by Michael J. Ryan ("Mr. Ryan"), the Company's operation's manager. During June of 1999, Mr. Urban was reappointed to the position of Chief Operating Officer, upon Mr. Ryan's appointment as the Company's Vice President of technical services.

       Brian M. Carroll was appointed Vice President and Chief Financial Officer effective April 1, 1995. Mr. Carroll was co-founder of MOI's digital imaging division and Doctors Financial Services, Inc. ("DFS"). DFS was a finance/leasing company concentrating in the ophthalmic industry. Mr. Carroll holds a B.A. degree in finance from Loyola University of Chicago, an M.B.A. degree in accounting from DePaul
  University and a J.D. degree from The John Marshall Law School. Brian M. Carroll is the son of Michael J. Carroll. During October of 1998 Mr. B. Carroll was appointed President, Chief Executive Officer, and a Director upon the resignation of Michael J. Carroll, in addition to his duties as Chief Financial Officer. During June of 1999, Mr. B. Carroll resigned from his position as President and Chief Executive Officer, and was replaced by Mr. Michael Carroll whereupon Mr. B. Carroll was re-appointed Vice President and Chief Financial Officer.

       James F. Forrester was appointed as a Director upon the resignation of Philip Winters during May of 1998. Mr. Forrester is an Executive Vice President and the head of the Corporate Finance Group of Silicon Valley Bank in Santa Clara, CA. Silicon Valley Bank currently is a beneficial owner of 10.89% of the Company's outstanding Common Stock. In addition to the above responsibilities at Silicon, Mr. Forrester has managed its Special Industries, Northern California Technology and Strategic Financial Services Groups. Mr. Forrester is an alumnus of Vanderbilt University, from which he earned a Bachelors Degree in Mathematics, and also holds an M.B.A. from Loyola University in Maryland.

       Michael J. Cavuoti was appointed to the position as a Director and elected as Secretary in order to fill the vacancy when Linda S. Zimdars resigned during May of 1998. Mr. Cavuoti is currently a beneficial owner of 8.3% of the Company's outstanding Common Stock and has assisted the Company as a non-compensated consultant in various matters since 1996 including the Company's financial and operational restructuring which took place during the first quarter of fiscal 1997. Mr. Cavuoti currently manages a 3BN index arbitrage portfolio for the Royal Bank of Canada Dominion Securities located in New York, New York. Prior to joining the Royal Bank of Canada Dominion Securities, Mr. Cavuoti traded and managed index and equity derivatives for Susquehanna Investment Group. Mr. Cavuoti holds a Bachelors Degree in English from Harvard University.

  Philip C. Kantz was appointed to the position of Director during May of 1998 when the Company elected to increase the size of the Board of Directors from five to six. Mr. Kantz currently is President and Chief Executive Officer of Tab Products of Palo Alto, California. Prior to joining Tab Products in 1997, Mr. Kantz served as President and Chief Operating Officer of Trans Ocean Ltd., a privately held container leasing company of which he had been a Director for five years. In addition to the above, Mr. Kantz has also served as President of a transportation services subsidiary for Transamerica Corporation and was also head big-ticket financing and merchant banking services for GE Capital. Mr. Kantz also is a Director to the following companies: (1) 3Com Corporation, a $3.5 billion public company which sells products and services to the computer networking market; (2) Falcon Building Products, Inc., a publicly owned North American manufacturer and distributor of highly engineered building products for the residential and commercial construction markets; (3) ParcPlace-Digitalk, Inc., a publicly owned software development company which develops and markets tools and Smalltalk application development; and (4) Mine Reclamation Corporation in Palm Springs, CA. Mr. Kantz is an alumnus of New York State Maritime College from which he earned a Bachelors of Science Degree and Hofstra University from which he earned an M.B.A.

       John Prinz became a director of the Company in May, 1997. Mr. Prinz is controlling partner in Prinz-Franklin L.L.C. which beneficially owns 16.5% of the Company. In addition, Mr. Prinz is the President of Prinz and Associates, a firm specializing in the restructuring and capitalization of private and public companies. From 1994 through 1996, Mr. Prinz was a founder and served as Chief Financial Officer of Cormark, a designer and manufacturer of interactive displays. During 1995, Mr. Prinz facilitated a reorganization of Dauphin Technologies, a manufacturer of hand-held computers, and served as a director of such company. Between 1988 and 1995, Mr. Prinz worked in the securities business as a registered person for a subsidiary of Raymond James Securities and as a broker for Robert W. Baird. Mr. Prinz graduated from the University of Nebraska with a degree in finance and received a M.B.A. from Temple University.

  Classification of the Board of Directors

       To provide for continuity of management, the Board of Directors is classified into three classes: Class I (Michael J. Carroll), Class II (James J. Urban and John Prinz) and Class III (Michael J. Cavuoti, James Forrester and Philip Kantz). Each member of the Board of Directors serves for a term of three years or until a successor has been elected and qualified. When the classified Board was established, it was contemplated that one class of directors would be elected at each annual meeting of stockholders. When the next annual meeting is scheduled, appropriate arrangements will need to be made for the election of the various classes of directors. Subsequent to fiscal 1998, Mr. Brian M. Carroll replaced Michael J. Carroll as a Director of the Company.

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

  Committees of the Board of Directors

       The Board of Directors has established an Audit Committee and a Compensation Committee. James F. Forrester and Michael J. Cavuoti are the members of the audit committee, and John Prinz and Philip Kantz are the members of the Compensation Committees. The Audit Committee recommends to the Board of Directors independent public accountants for the Company and reviews related matters. The Executive Compensation Committee reviews and recommends the compensation of executive officers and employees. The Compensation Committee administers the Company's stock option plans.

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

                          Annual Compensation         Long  Term Compensation

 Name and Position   Year Salary Bonus Compensation Awards SARS(#) Compensation
 ------------------  ----  ------ ----  -----------  ----   -----   ----------
  Michael J. Carroll 1998 $72,000   -      $6,000      -       -         -
  President & Chief  1997 $72,000   -      $6,000      -       -         -
  Executive Officer  1996 $66,000   -      $6,000      -       -         -


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

       Subject to Rule 16b-3 under the Exchange Act, each Stock Option Plan shall be administered by: (i) the Board of Directors if each member of the Board of Directors is a "disinterested `person" (as defined under Rule 16b-3); or (ii) a committee (the "Committee") of not less than two members of the Board of Directors, each of whom is a "disinterested person." The Board of Directors or the Committee generally has the authority, subject to the provisions of the Stock Option Plans, to determine the individuals to whom and the date on which discretionary options and rights are to be granted, the number of shares to be subject to options and rights, the exercise price of shares subject to options and rights, the terms of any vesting forfeiture schedule and the other terms and provisions of options and rights. The 1993 Stock Option Plan and the 1994 Stock Option Plan are separately administered by the Compensation Committee comprised of John Prinz and Philip Kantz.

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

       Options/SAR Grants in Last Fiscal Year

       None.

       Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year- End Option/SAR Values

       None.

  Employment Agreements

       In connection with the purchase of MOI, the Company entered into employment agreements with Michael J. Carroll, currently President, Chief Executive Officer and a director of the Company, James J. Urban, currently Senior Vice President, Chief Operating Officer and a director of the Company, and Brian M. Carroll, currently Vice President and Chief Financial Officer. Each such employment agreement provided for an initial term of three years ending June 29, 1997; however, in accordance with the agreements, the terms of each agreement were extended for a period of two years ending June 29, 1999 where upon the agreements were to be renewed on a year-to-year basis. Such agreements also provided that Michael Carroll and James Urban were to receive salaries of $78,000 per year and Brian Carroll was to receive a salary of $60,000. During May of 1998, Mr. Brian M. Carroll's agreement was revised to provide, amongst other things: 1) annual salaries of $88,000 for the first year of the agreement, $92,000 for the second year and $96,000 for year three of the agreement; 2) a performance pay bonus plan in each fiscal year during the term of the contract, commencing with fiscal 1998 (using fiscal 1997 as the basis)under which if the Company's net income exceeds its net income for the prior year (if there is a net loss for the year, the basis shall be zero) the Company will pay a bonus to Mr.
  B. Carroll consisting of $1,000 for each $20,000 increment of such excess; 3) a term of three years; and 4) a warrant plan which provides the issuance of 200,000 warrants issued at fair market value to purchase common stock upon execution of the contract revision, the issuance of 100,000 warrants issued at fair market value to purchase common stock at the beginning of year two of the term of the revised contract, and the issuance of 100,000 warrants issued at fair market value to purchase common stock at the beginning of year three of the term of the revised contract. In connection therewith, Mr. B. Carroll was issued 200,000 warrants to purchase the Company's common stock at an exercise price of $.23.

       During  October  1998,  Michael  J.  Carroll  resigned  from  his position as President, Chief Executive Officer and Director, and subsequently accepted a sales position with the Company. In connection with his new position with the Company, Mr. M. Carroll signed a new three year employment agreement with the Company. During February of 1999, Mr. M. Carroll resigned from his sales position with the Company and in June of 1999, was re-appointed to the positions of President and Chief Executive Officer.

       All of the above agreements may be terminated by the Company for "Just Cause" (as such term is defined in the employment agreements including, without limitation, violations of the Company's policies and indictment or conviction for criminal acts) or at the Company's sole discretion (in which case severance payments must be made by the Company equal to nine months of salary under the terminated agreement for the agreements related to James J. Urban and Brian M. Carroll). Consulting and Other Arrangements

       In September 1996, the Company extended a consulting agreement with Marketing and Acquisition Concepts ("MAC"), of which Linda S. Zimdars, a director of the Company until May of 1998, is a principal, providing for payment by the Company to MAC of consulting fees in exchange for investor relations and other marketing services. Through mutual agreement, the consulting agreement was terminated in June 1998. During fiscal years ended September 30, 1997 and 1998 the Company paid MAC consulting fees plus expenses of $24,250, and $23,750 respectively.

  Remuneration of Directors

       Since April 1, 1995, directors have not been compensated except for expenses incurred.

  ITEM 11.  SECURITY  OWNERSHIP  OF   CERTAIN  BENEFICIAL  OWNERS   AND
            MANAGEMENT

  PRINCIPAL SECURITY HOLDERS

       The following table sets forth, at September 30, 1998, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.

         Name and  Address  of   Number of Shares    % of Shares of
          Beneficial Owner (1)    Beneficially          Common Stock
                                  Owned (2)          Beneficially Owned
          Michael J. Carroll (3)  1,531,710 (7)              7.82%

          James J. Urban (4)      1,551,711 (8)              7.92%

          Brian M. Carroll (3)      237,105 (9)              1.20%

          Prinz-Franklin L.L.C.   3,325,000 (10)            16.51%

          John Prinz (4) (5)      3,355,000 (11)            16.62%

          Mickey Cavuoti (4)      1,665,000 (12)             8.49%

          James F. Forrester (4)(6)  25,000                  0.13%

          Philip Kantz  (4)          25,000                  0.13%

          Silicon Valley Bank     2,133,003 (13)            10.87%

         All Executive
          Officers & Directors
          as a Group (6 Persons)  8,390,526                 42.31%

    (1) Michael J. Carroll, James J. Urban, Brian M. Carroll, Michael Ryan, Michael J. Cavuoti, James F. Forrester, and Philip Kantz may be contacted at 1265 Naperville Drive, Romeoville, Illinois 60446. Prinz-Franklin L.L.C. and John Prinz may be contacted at One Northfield Plaza, Suite 300, 570 Frontage Road, Northfield, Illinois 60093. James Forrester can be reached care of Silicon Valley Bank.

    (2) Unless otherwise noted, the Company believes that all of such shares are owned of record by each person named as beneficial owner and that such person has sole voting and dispositive power with respect to the shares of Common
        Stock owned by such person. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person which are exercisable within 60 days from September 30, 1998 have been exercised or converted, as the case may be.

    (3)    The named securityholder is an officer of the Company.

    (4)    The named securityholder is a director of the Company..

    (5)    The named security holder is sole manager of Prinz Franklin
        L.L.C.

    (6) The named securityholder is Executive Vice President of Silicon Valley Bank

    (7) Includes: (a) 51,710 shares of Common Stock issued by the Company in connection with the acquisition of MOI; (b) 125,000 shares of Common Stock issued by the Company in connection with the Company's execution of a forbearance agreement with Silicon; (c) 1,100,000 shares of Common Stock issued upon conversion of $550,000 in debt owed to the noted stockholder in connection with the Company's acquisition of MOI; and (d) 255,000 shares of Common Stock issued to the noted stockholder in connection with the conversion of certain promissory notes.

    (8)   Includes:  (a)  71,711  shares of  Common Stock issued by  the
         Company in connection with the acquisition of MOI; (b) 125,000 shares of Common Stock issued by the Company in connection with the Company's execution of a forbearance agreement with Silicon; (c) 1,100,000 shares of Common Stock issued upon conversion of $550,000 in debt owed to the noted stockholder in connection with the Company's acquisition of MOI; and(d)255,000 shares of Common Stock issued to the noted stockholder in connection with the conversion of certain promissory notes.

    (9) Includes: (a) 17,105 shares of Common Stock issued to the noted stockholder in connection with the acquisition of MOI; (b)20,000 shares of Common Stock; (c) 200,000 warrants to purchase shares of Common at an exercise price of $.25.

   (10)   Includes:   2,900,000  shares of    Common Stock  and  400,000
         warrants  to  purchase Common  Stock  owned  by  Prinz-Franklin
         L.L.C.  over  which    Mr.  Prinz  has  voting  control.

   (11) Includes: (a) 2,900,000 shares of Common Stock; (b) 400,000 warrants to purchase Common Stock at an exercise price of $1.00 per share; and (c) 25,000 warrants to purchase common stock at an exercise price of $.19.

   (12) Includes: (a) 1,640,000 shares of Common Stock issued in connection with a private placement of securities; and (b) 25,000 warrants to purchase Common Stock at an exercise price of $.19 per share.

   (13) Includes: 25,000 warrants to purchase Common Stock at an exercise price of $.19 per share.

   (14) Includes: 25,000 warrants to purchase Common Stock at an exercise price of $.19 per share.

   (15) Includes: (a) 2,088,884 shares of Common Stock issued in conversion of debt and (b) 44,119 shares issuable upon conversion of common stock purchase warrants exercisable at a purchase price of $0.50 per share.


  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During August of 1996, the Company borrowed $215,188 from Michael Cavuoti under a 30-day promissory note bearing interest at 10% per annum and a note origination fee of $6,450. In October, the note was converted to 860,752 shares of common stock in the Company as participation in the Company's Private Placement offering which commenced on October 1, 1996. Warrants exercisable for
  $1.00 were also issued as part of the participation in the aforementioned private placement offering, however the warrants expired unexercisable during the fourth quarter of fiscal 1998.

       In April 1997, the Company entered into an agreement with Prinz-Franklin L.L.C. pursuant to which the Company sold to Prinz shares of Common Stock and warrants to purchase Common Stock. See Note 7 to the Financial Statements contained elsewhere herein.

       The Company will not permit loans or other transactions between the Company and the officers, directors, principal shareholders, or affiliates for other than bona fide business purposes or on terms less favorable than could be obtained from third parties, unless approved by a majority of the disinterested directors and the independent directors, if any, of the Company.

       For a discussion of the employment and consulting agreements to which the Company is a party and payments of consulting and other fees to executive officers of the Company, see "EXECUTIVE COMPENSATION" and Note 3 to the Financial Statements contained elsewhere herein.

  ITEM 27.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

  Exhibit Number         Title of Exhibit

  2.1 Asset Purchase Agreement, dated January 27, 1994, by and between Franklin Ophthalmic Instruments Co., Inc. and Progressive Ophthalmic Instruments, Inc. filed with the Securities and Exchange Commission (the 'Commission') on February 14, 1994(File No. 0-21852) as an exhibit to the Company's Current Report on Form 8-K, dated January 27, 1994, and incorporated herein by reference.

  2.2 Stock Purchase Agreement, dated June 24, 1994, by and among Franklin Ophthalmic Instruments Co., Inc., Midwest Ophthalmic Instruments, Inc., Michael J. Carroll and James J. Urban filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on 8-K, dated July 1, 1994 (File No. 0-21852), and incorporated herein by reference.

  2.3 Letter Agreement, dated June 29, 1994,by and among Franklin Ophthalmic Instruments Co, Inc., Midwest Ophthalmic Instruments, Inc., Michael J. Carroll and James J. Urban filed with the Securities and Exchange Commission on July 15, 1994 as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852) and incorporated herein by reference.

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

  3.3 Agreement and Plan of Merger Certificate between Franklin Ophthalmic Instruments Co., Inc.(Delaware) and Franklin Ophthalmic Instruments Co., Inc. (California) filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2(File No. 33-59340) and incorporated herein by reference.

  3.4 Bylaws of Franklin Ophthalmic Instruments Co., Inc. (Registrant)filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration
    Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

  3.5 Certificate of Stock Designation, Franklin Ophthalmic Instruments Co., Inc. (Delaware) filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-59340) and incorporated herein by reference.

  4.1 Specimen Common Stock Certificate filed with the Securities and Exchange Commission on June 16, 1993 as an exhibit to the Company's Registration Statement on Form SB-2(File No 33-59340)and incorporated herein by reference.

  4.2 Form of Class A Warrant filed with the Securities and Exchange Commission on June 16, 1993 as an exhibit to the Company's Registration Statement on Form SB-2(File No 33-59340) and incorporated herein by reference.

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

  4.10 Franklin Ophthalmic Instruments Co., Inc. 1993 Stock Option and Appreciation Rights Plan filed with the Securities and Exchange Commission on March 10, 1993 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33- 59340) and incorporated herein by reference.

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

  10.5 Consulting Agreement, dated December 1, 1994, between Franklin Ophthalmic Instruments, Co., Inc. and Marketing and Acquisition Concepts, a Wisconsin sole proprietorship of which Linda S. Zimdars, an officer and director of the Company, is the sole proprietor, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the
    fiscal year ended September 30, 1994(File No.0-21852) and incorporated herein by reference.

  10.6 Separation Agreement, dated April 1, 1995, by and among the Company, Robert A. Davis, certain partnerships in which Mr. Davis is a partner, Michael J. Carroll, and James J. Urban, filed as an exhibit to the Company's Current Report on Form 8-K(File No. 0 21852) which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.

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

  10.10 Letter of Intent, dated April 27, 1995, between the Company and Diversified Ophthalmics, Inc., filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-21852)which was filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.

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

  10.14 Agreement, dated August 20,1996, between the Company and Silicon Valley Bank.

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

  10.21 Letter from Silicon Valley Bank dated August 13, 1997 defining default provision.

  10.22 Agreement, dated September 30, 1997, among the Company,  Michael
    J. Carroll and James J. Urban.

  10.23 Agreement dated July 1, 1992 by and between the Company and Marco Equipment Co.

  10.24 Agreement dated January 16, 1995 by and between the Company and Haag-Streit Services, Inc. and Reliance Medical Products, Inc.

  10.25 Agreement dated December 30, 1997 between the Company and Harris Trust and Savings Bank.

  10.26 Modified Employment Agreement dated May 15, 1998 between the Company and Brian M. Carroll.

  10.27 Employment Agreement Between the Company and Michael J. Carroll.

  27*  Financial Data Schedule for fiscal year ended September 30, 1997

     *Filed herewith.

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fiscal year ended September 30, 1998.

     SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 1999.

                                Franklin Ophthalmic Instruments Co.,Inc.

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


          SIGNATURE                  TITLE                DATE

     /s/ Michael J. Carroll     President, Chief      July 27, 1999
     ----------------------     Executive Officer
     Michael J. Carroll


     /s/ James J. Urban         Executive Vice        July 27, 1999
     ----------------------     President, Chief
     James J. Urban             Operating Officer
                                and Director

     /s/ Brian M. Carroll       Vice President,       July 27, 1999
     ----------------------     Chief Financial
     Brian M. Carroll           Officer and Director

     /s/ Michael J. Cavuoti     Secretary and         July 27, 1999
     ----------------------     Director
     Michael J. Cavuoti

     /s/ James Forrester        Director              July 27, 1999
     ----------------------
     James Forrester

     /s/                        Director              July 27, 1999
     -------------------
     Philip Kantz
     /s/                        Director              July 27, 1999
     -------------------
     John Prinz