Form 10QSB
period 1998-12-31
FRANKLIN OPHTHALMIC INSTRUMENTS CO INC
filed 1999-10-12
CIK 898630

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
                    ----------------------------------


                       QUARTERLY REPORT PURSUANT TO
        SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                        Commission File No. 0-21852
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

                        YES   ___           NO   X


  As of September 30, 1999 the Registrant had outstanding 19,580,879 shares of common stock $0.001 par value.

  Transitional small business disclosure form: YES  ___            NO  X

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                                FORM 10-QSB
                  FOR THE QUARTER ENDED DECEMBER 31, 1988

                                   INDEX

  PART I..............................................................  1
       Item 1.  Financial
  Statements..........................................................  1
       Balance Sheets.................................................  1
            Statement of Operations...................................  3
            Statements of Cash Flows..................................  4
            Notes to Financial
  Statements..........................................................  5
       Item 2.  Management's Discussion and Analysis of Operation.....  8

  PART II............................................................. 11
       Item 1.  Legal Proceedings..................................... 11
       Item 2.  Changes in Securities................................. 12
       Item 3.  Defaults Upon Senior Securities....................... 12
       Item 4.  Submission of Matters to a Vote of Security Holders... 12
       Item 5.  Other Information and Subsequent Events............... 12
       Item 6.  Exhibits and Reports on Form 8-K...................... 12

  Signatures.......................................................... 13

                                  PART I

  Item 1.   Financial Statements.

       The following financial statements of Franklin Ophthalmic Instruments Co., Inc. (the "Company") are included herein and are unaudited, but in the opinion of management include all adjustments necessary for fair presentation of the Company's financial condition as of December 31, 1998 and results of operations and cash flows for the three months ended December 31, 1997 and December 31, 1998, respectively:

       (a)       Balance Sheets
       (b)       Statements of Operations
       (c)       Statements of Cash Flows
       (d)       Notes to Financial Statements

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                            September 30,     December 31,
                                                1998              1998
                                             ----------        ----------
 Current Assets:
    Cash and cash equivalents               $        -        $       -
    Accounts receivable, less allowance
      for doubtful accounts of $23,438        1,198,578         1,620,624
    Inventory, less valuation
      allowance of $85,000                    1,798,301         2,184,594
    Prepaid expenses and other assets           181,512           130,949
                                             ----------        ----------
       Total current assets                   3,178,391         3,936,167
                                             ----------        ----------

 Property and equipment, at cost:
    Furniture and equipment                     326,698           326,698
    Automobiles and trucks                       42,093            42,093
    Leasehold improvements                       35,121            35,121
                                             ----------        ----------
 Property and equipment, at cost:               403,912           403,912
    Less: Accumulated depreciation
      and amortization                          200,672           223,039
                                             ----------        ----------
       Total property and equipment             203,240           180,873
                                             ----------        ----------
  Other assets:
    Deposits                                     13,903            13,903
                                             ----------        ----------
       Total other assets                        13,903            13,903
                                             ----------        ----------
       Total assets                         $ 3,395,534       $ 4,130,944
                                             ==========        ==========

                       The accompanying notes are an
                    integral part of these statements.


                                    -1-

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.

                              BALANCE SHEETS
                                (Unaudited)
                                (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                           September 30,      December 31,
                                                1998              1998
                                             ----------        ----------
 Current liabilities:
    Bank overdrafts                         $   115,035       $   349,772
    Bank line of credit                       2,111,506         2,199,009
    Current portion of long-term debt           268,397           251,750
    Accounts payable                          1,670,921         1,982,826
    Current portion of capitalized
      lease obligations                          46,757            32,886
    Deposits                                    238,929           360,440
    Accrued liabilities                         389,101           418,721
                                             ----------        ----------
       Total current liabilities              4,840,646         5,595,405
                                             ----------        ----------
 Long-term debt:
    Long-term debt, less current portion         65,853            75,000
                                             ----------        ----------
       Total long-term debt                      65,853            75,000
                                             ----------        ----------
       Total liabilities                      4,906,499         5,670,405
                                             ----------        ----------
 Stockholders' equity (deficit):
    Common stock: $0.001 par value;
      authorized 25,000,000 shares;
      19,583,378 shares issued and
      outstanding at September 30,
      1998 and December 31, 1998                 19,583            19,583
    Additional paid-in capital               11,022,940        11,022,940
    Accumulated deficit                     (12,553,488)      (12,581,984)
                                             ----------        ----------
       Total stockholders' equity (deficit)  (1,510,965)       (1,539,461)
                                             ----------        ----------
       Total liabilities and
         stockholders' equity (deficit)     $ 3,395,534       $ 4,130,944
                                             ==========        ==========

                       The accompanying notes are an
                    integral part of these statements.

                                    -2-

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                              For the three months ended
                                                     December 31,
                                           ------------------------------
                                                1997              1998
                                           (as restated-
                                            See Note 2)
                                             ----------        ----------
 Sales                                      $ 2,613,026       $ 3,375,199
      Cost of Sales                           1,879,286         2,628,982
                                             ----------        ----------
 Gross profit                                   733,740           746,217

 Less:
    Selling, general and administrative
      expenses                                  671,683           675,715
    Amortization and depreciation                65,402            22,366
                                             ----------        ----------
 Income (loss) from operations                   (3,345)           48,136


 Other income (expenses):
    Interest income
    Interest expense                            (55,012)          (76,632)
    Other income (expense)
                                             ----------        ----------
   Other income (expense), net                  (55,012)          (76,632)
                                             ----------        ----------
 Net income (loss)                          $   (58,357)      $   (28,496)
                                             ==========        ==========

 Income (loss) per common share:

    Net income ( loss)                      $     (0.00)      $     (0.00)
                                             ==========        ==========

    Weighted average number of
     common shares outstanding               19,583,378        19,583,378
                                             ==========        ==========

                       The accompanying notes are an
                    integral part of these statements.

                                    -3-

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                          STATEMENT OF CASH FLOWS
                                (Unaudited)
                                              For the three months ended
                                                     December 31,
                                             ----------------------------
                                                1997              1998
                                            (as restated
                                             See Note 2)
                                             ----------        ----------
 Cash flows from operating activities:
    Net Income                              $   (58,357)      $   (28,496)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                              19,251            22,366
       Amortization                              46,151                -

 Changes in current assets and liabilities:
          Accounts receivable                  (328,167)         (422,046)
          Inventory                             (55,229)         (386,293)
          Prepaid expenses                       10,517            50,563
          Deposits                               36,103           121,511
          Accounts payable, trade and
            accrued liabilities                  65,464           341,526
                                             ----------        ----------
 Net cash used in operating activities         (264,267)         (300,869)
                                             ----------        ----------

 Cash flows from investing activities:
    Acquisition of equipment                    (13,682)               -
                                             ----------        ----------
 Net cash used in investing activities          (13,682)               -
                                             ----------        ----------

 Cash flows from financing activities:
    Net change in bank overdrafts               (95,309)          234,737
    Decrease in capital leases                   (3,173)          (13,671)
    Net change in borrowings under
      line of credit                            158,384            70,856
    Increase (decrease) in long-term debt       (12,534)            9,147
    Proceeds from promissory note to bank       300,000                -
                                             ----------        ----------
 Net cash provided by financing activities  $   347,368       $   300,869
                                             ----------        ----------
 Net decrease in cash and cash equivalents  $    69,419       $        -
 Cash and cash equivalents at beginning
   of period                                $        -        $        -
                                             ----------        ----------
 Cash and cash equivalents at end of period $    69,419       $        -
                                             ==========        ==========

                       The accompanying notes are an
                    integral part of these statements.

                                    -4-

                 FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

  1.   BASIS OF PRESENTATION

       The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements and these notes should be read in conjunction with the financial statements of the Company included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

       The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

  2.   CORRECTION OF ERROR

       During the fourth quarter of 1998, the Company recorded adjustments related primarily to amortization of prepaid expenses, inventory and accrued expenses, which resulted in adjustments to its previously reported earnings for the quarter ended December 31, 1997. The impact of these adjustments are as follows:

  Net Income
       As previously reported                      $   26,160
       Impact of adjustments                       $  (86,517)
                                                    ---------
       Adjusted Net Income (Loss)                  $  (58,357)
                                                    =========
       Earnings Per Share As Previously Reported   $        0
                                                    =========
       Adjusted Earnings (Loss) Per Share          $        0
                                                    =========


  3.        GOING CONCERN

      The report of the Company's independent certified public accountants contains an explanatory paragraph as to the substantial doubts that exist concerning the Company's ability to continue as a going concern.

       As discussed in Note 4, at the end of fiscal 1998, the Company was in violation of certain loan covenants pertaining to net worth and profitability. Subsequent to fiscal 1998, the Company became under-collateralized according to its loan agreement with Harris Bank ("Harris") which requires loan amounts on the line of credit to be no greater than 80% of accounts receivable and 50% of inventory (inventory advance can be no greater than $1 million). As a result of these matters, the Company received a notice of default from Harris. Because of these defaults and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers. As a consequence, the Company is currently unable to obtain otherwise customary trade credit and could be limited to purchases of product on limited credit terms or with payment on delivery.

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


  Item 2.   Management's Discussion and Analysis or Plan of Operations

  General

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

       During the first quarter of fiscal 1999, the Company has shifted its focus from territorial expansion to emphasizing cash flow and profitability. As such the Company has started to withdraw from territories where there was little or no positive return on investment. The Company has however re-emphasized the technical service area of the business by increasing the number of technical service personnel in order to enhance profit margins.

  Going Concern

      The report of the Company's independent certified public accountants contains an explanatory paragraph as to the substantial doubts that exist concerning the Company's ability to continue as a going concern.

       As discussed in Notes 3 and 4, at the end of fiscal 1998, the Company was in violation of certain loan covenants pertaining to net worth and profitability. Subsequent to fiscal 1998, the Company became under-collateralized according to its loan agreement with Harris Bank ("Harris") which requires loan amounts on the line of credit to be no greater than 80% of accounts receivable and 50% of inventory (inventory advance can be no greater than $1 million). As a result of these matters, the Company received a notice of default from Harris. Because of these defaults and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers. As a consequence, the Company is currently unable to obtain otherwise customary trade credit and could be limited to purchases of product on limited credit terms or with payment on delivery.

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


  Results of Operations

       Sales increased by $762,173 to $3,375,199 for the quarter ended December 31, 1998 from $2,613,026 for the quarter ended December 31, 1997. The Company attributes the 29.2% increase to the recent expansion of marketing efforts through the addition of sales personnel in new territories, and a sale of approximately $400,000 to a large institution.

       The Company's gross margin on sales increased by $30,686 to $764,217 for the quarter ended December 31, 1998 from $733,740 for the quarter ended December 31, 1997. Gross margin as a percentage of sales decreased to 22.6% for the quarter ended December 31, 1998 from 28.1% from the prior year's quarter. The increase in gross margin for the quarter ended December 31, 1998 is primarily attributed to increases in revenue derived from increased sales. The decrease in gross margin as a percentage of sales is primarily due to substantially increased sales levels into new territories where there is greater competition, the increase as a percentage of sales to teaching institutions where volume pricing reduces margin percentage, and a single sale of approximately $400,000 where volume pricing was provided.

       Selling, general and administrative ("SG&A") expenses increased by $4,032 from $671,683 for the quarter ended December 31, 1997 to
  $675,715 for the quarter ended December 31, 1998. As a percentage of sales, SG&A expenses were 20% for the three months ended December 31, 1998, compared to 25.7% for the quarter ended December 31, 1997. The decrease in SG&A expenses as a percentage of sales is primarily due to increased sales with a similar SG&A structure.

       Amortization and depreciation expense decreased from $65,402 for the quarter ended December, 1997 to $22,366 for the quarter ended December 31, 1998. The decrease is primarily attributable to the elimination of amortization expense associated with goodwill that was fully written off as these assets were deemed to have been permanently impaired.

       Interest expense increased from $55,012 for the quarter ended December 31, 1997 to $76,632 for the quarter ended December 31, 1998. The increase in interest expense is primarily a result of increased borrowings to support increases in accounts receivable and inventory, and the accrual of interest to recognize an increase in borrowing rate as a result of the Company being in default of the terms of the Company's line of credit with Harris Bank. See Notes 3 and 4 to the Financial Statements contained elsewhere herein.

       As a result of the foregoing factors, the Company reported a net loss of $28, 496 for the quarter ended December 31, 1998 versus a net loss as restated of $58,357 for the quarter ended December 31, 1997. As a result of the above, the Company reported no net earnings per share for the quarters ended December 31, 1997 and December 31, 1998.

   Liquidity and Capital Resources

       Cash flow from operations was a negative $300,8690 for the quarter ended December 31, 1998 versus a negative $264,267 for the prior year's quarter. The $36,602 increase was primarily attributed to increases in accounts receivable and inventory. The Company financed the negative cash flows primarily with increases in trade payables and bank financing.

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

  PART II: OTHER INFORMATION

  Item 1.   Legal Proceedings.

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

  Item 4.   Submission of Matters to a Vote of Security Holders.

       There have been no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

  Item 5.   Other Information.  None.

  Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits
            The following exhibits are filed herewith:

            27   Financial Data Schedule

       (b)  Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FRANKLIN OPHTHALMIC INSTRUMENTS CO., INC.


  Date: September 28, 1999      s/s Michael J. Carroll
                                Michael J. Carroll, President
                                and Chief Executive Officer